Form 10-Q
period 2009-09-30
PROTEONOMIX, INC.
filed 2009-11-13
CIK 1469559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Exact name of registrant as specified in its charter)

(Mark One)

[X]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[   ]Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ____________

Commission File Number: 000-53750

PROTEONOMIX, INC.

(Exact name of registrant as specified in its charter)

Delaware        13-3842844

(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

187 Mill Lane, Mountainside, New Jersey        07052,

(Address of principal executive offices)           (Zip Code)

973-544-6116

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x] Yes  [  ] No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a Registrant.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes     [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On November 13, 2009 there were 4,114,664 shares outstanding of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant's financial statements for the three and nine-month periods ended September 30, 2009 and 2008 are attached to this quarterly report.

Item 2.  Management’s Discussion and Analysis and Results of Operations and Financial Conditions

Financial Information

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

Azurel, Ltd. was incorporated on June 26, 1995 in the State of Delaware. Azurel marketed a line of fragrances until it was discharged from bankruptcy in December, 2005. In September 2006, Azurel, Ltd., through a share exchange agreement, acquired National Stem Cell Holding Inc. and The Sperm Bank of New York and changed its name to National Stem Cell Holding, Inc.

National Stem Cell Holding, a wholly-owned subsidiary, had intellectual property consisting of research into immunological isolation of stem cell populations derived from umbilical cord blood and bone marrow and in March 2006 had begun working with John Hopkins University and developed multiple patents in stem cell expansion, stem cell growth and identification of particular types of stem cells.

The Sperm Bank of New York was an operating wholly-owned subsidiary which derives its revenue from the sale of donated sperm units to potential parents and from the cryopreservation of sperm units maintained by individuals for future use.

On July 8, 2008, we formed Proteoderm as a third wholly-owned subsidiary. Through this subsidiary, we produce and synthesize protein polypeptides secreted by stem cells and incorporate them into uniquely formulated personal care products.

In August 2008 we changed our name to Proteonomix.

We are a biotechnology company engaged in the discovery and development of stem cell therapeutic and cosmeceuticals products. We are developing pre clinical-stage therapeutic agents and treatments for diabetes, heart, lung, and kidney diseases as well as for stem cell bone marrow and organ transplants. Our discoveries involve non embryonic stem cell treatments.

We have developed sufficient technology to apply for patents including a medium and scaffolding for enhancing the growth of stem cell, a growth platform for stem cells, a unique cord blood banking cryopreservation bag and cosmetic products utilizing a secreted matrix derived from stem cells. We have developed some of our intellectual property utilizing our management and advisory team in conjunction with third party universities and research centers. We have concentrated on our cosmeceuticals treatment based on our licensed technology which we believe will be our lead revenue product in the market. In fiscal 2008, we completed the development of our cosmeceuticals products and we anticipate sales to begin in the last quarter of 2009.

RESULTS OF OPERATION AND FINANCIAL CONDITION

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenue for the three months ended September 30, 2009 was $72,299, an increase of $38,874 from $33,425 for the same period in 2008. This was a result of an increase in the sales of SBNY.

Direct costs for the three months ended September 30, 2009 were $3,740 compared to $1,821 for the same period in 2008, an increase of $1,919.  The increase in direct costs in 2008 resulted primarily from sales increase by SBNY.

Operating expenses, which include indirect labor, professional fees, advertising, consulting, general and administrative and depreciation for the three months ended September 30, 2009 were $1,128,154 compared to $297,793 for the three months ended September 30, 2008 an increase of $830,361. This increase is the result of an increase in professional services, consulting and marketing fees of $863,443, an increase in wages and related expenses of $38,318, a decrease of $70,665 in other general and administrative expenses and a decrease in depreciation and amortization of $735.  All valuations are based on the market price of our common stock at the date of issuance as contracts with consultants and professionals were based on the issuance of shares of our common stock and not on a specific dollar amount.  When considering the above changes in operating expenses please refer to the heading “Stock Based Compensation” below.  As a result, our expenses as set forth in our financial statements will vary as a result of the price of our common stock at the dates of stock issuances for services and not for other economic reasons.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenue for the nine months ended September 30, 2009 was $127,424, an increase of $22,880 from $104,544 for the same period in 2008. This was a result of an increase in sales of SBNY.

Direct costs for the nine months ended September 30, 2009 increased by $1,812 for the nine months ended September 30, 2008 because of an increase in sales at SBNY.

Operating expenses, which include indirect labor, stock based compensation, professional, consulting and marketing fees, other general and administrative expenses and depreciation and amortization were $2,924,020 for the nine months ended September 30, 2009 compared to $4,512,601 for the same period in 2008, a decrease of $1,588,561. The decrease is a result of the following: an increase of wages and wage related expenses of $48,887, an increase of stock based compensation of $15,395, a decrease of fees, consisting mainly of legal, accounting, and product marketing fees, the legal and accounting fees were paid in stock which was valued at market for the date of issuance, of $1,318,313, a decrease of other general and administrative expenses of $334,529 and a decrease of depreciation of $1. All valuations are based on the market price of our common stock at the date of issuance as contracts with consultants and professionals were based on the issuance of shares of our common stock and not on a specific dollar amount.  When considering the above changes in operating expenses please refer to the heading “Stock Based Compensation” below.  As a result, our expenses as set forth in our financial statements will vary as a result of the price of our common stock at the dates of stock issuances for services and not for other economic reasons.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the 9 month period of 2009, the Company had limited operating abilities, and, as a result, had negative cash flow from operations.

We had cash of approximately $51,765 at September 30, 2009 and a working capital deficit of $5,929,558. During the three months ended September 30, 2009, we used approximately $111,415 in operating activities. The primary areas of funding were the proceeds received from notes payable - related parties of $112,123; an increase in accounts payable and accrued expenses of $663,136. We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. Our current operating expenditures are approximately $125,000 per month to support our operations; and under our projected growth plan, we expect to triple that amount to approximately $375,000 per month by the end of fiscal 2009. Our monthly cash burn rate is $75,000. Along with revenues from our existing contracts and sales at SBNY, we believe that we will need to raise capital to address the reduction in debt required for us to grow, become effective and to allow us to stay in business. We estimate that we will require approximately $2,000,000 in additional capital to sustain our operations at their current level through fiscal 2009 and that we will require as much as $3,000,000 in additional revenues or $3,500,000 in additional funding to achieve our projected growth plan.

Although we believe the additional capital we will require will be provided either through new equity investment, debt and/or increased revenue from the sale of our cosmeceuticals products, we cannot assure - that the equity investment will be made, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing would impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern. We are attempting to raise capital through share issuance but we have no specific timetable. Our management team is meeting with institutions and investment bankers in an effort to raise debt or equity funding. The Company has not received any definitive proposal. It has no specific timetable for raising additional equity. The current cash burn rate is covered either by the management team or by stock issuances. Debts are covered by stock issuances or conversion to debt instruments. The Company’s only source of revenue to date is The SBNY which reported revenues of $127,424 for the nine months ended September 30, 2009 and net income of $34,780 and revenues of $132,038 with a net loss of $33,235 for the fiscal year ended December 31, 2008.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

In the years covered by this report, the Company's revenues have been generated from the sales of its donor sperm samples. The Company recognizes revenues provided a contractual arrangement exists, delivery has occurred and the fee is determinable and collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable.

If the Company enters into support agreements, revenue will be recognized over the life of the contract on a straight-line basis regardless of when the fee is due and payable.

Stock-based Compensation

We account for employee stock-based compensation by using ASC 718-10 which requires recognition of stock-based compensation expense for all share-based payments based on fair value.  These include grants of employee stock options, restricted stock plans, performance-based awards and stock appreciation rights transactions be recognized in the financial statements based on their fair values over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of fair value of stock options requires management to make estimates for certain assumptions regarding risk-free interest rates, expected life of the options, expected volatility of the price of our common stock, and the expected dividend yield of our common stock.

We account for non-employee stock-based compensation expense under ASC 505-50“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". We utilize the fair value of the option issued to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the non-employee has been reached or the performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Long-Lived Assets

Long-lived assets that do not have indefinite lives, such as property and equipment, license agreements, and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

In May 2009, the FASB published ASC 855, “Subsequent Events” (“ASC 855”). ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. Management has evaluated subsequent events through November 12, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of August 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We filed a lawsuit against Scott Crompton, an investor relations consultant of the Company (“defendant”) on January 21, 2009, in the United States District Court for the District of New Jersey, alleging breach of contract. A temporary restraining order was entered on February 4, 2009, blocking the sale of 10,334 shares of common stock that remain unsold from the total of 33,500 shares issued to the defendant for investor relations services. The defendant contested the jurisdiction from New Jersey to the United States District Court for the District of Southern Florida. An order was granted on November 10, 2009 denying the defendant’s motion to dismiss but granted his motion to transfer the matter to the Southern District of Florida.

Management does not believe that the adverse ruling on jurisdiction will result in the defendant winning the case and be able to sell his shares. We are also seeking monetary damages of $268,000 for the sale of 23,166 shares resulting from this agreement. Scott Crompton offered to settle the litigation for 2,000 shares of the Company’s common stock if we drop all other claims. The settlement offer is unaffected by the change in jurisdiction but has not been embodied in a court order.

We have also been threatened to be sued by Maureen Abato, Esq. over a claim that she is owed 50,000 shares of our common stock for legal services she claims she provided to the Company, and by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies both claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On July 2, 2009, we issued 2,400 shares of our common stock to Barbara Nabrit-Stephens, M.D, in consideration of services for two years as a member of our Scientific Advisory Board. On August 5, 2009, we issued Mollyco of New York, Inc. 396,200 shares in consideration for contractual services performed in 2007 and 2008. On August 14, 2009, we issued 200,000 shares to Nancyco, Inc. for services performed in 2007 and 2008. On September 23, 2009, we issued 6,000 share to John Murray, Chief Executive Officer of National Stem Cell, Inc., 4,000 for services performed in 2009 and 2,000 shares purchased for cash in 2008. October 8, 2009, we issued 337,790 shares to Joe & Sam of New York, Inc. for real estate advisory performed in 2007 and 2008.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

(1) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2009

Proteonomix, Inc.

By: /s/ Michael Cohen

Michael Cohen

Principal Executive Officer

By: /s/ Robert Kohn

Principal Financial Officer

PROTEONOMIX, INC.

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)..F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND YEARS ENDED DECEMBER 31, 2008 AND 2007.......................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)........................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED).......................................................................F-7-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Proteonomix, Inc.

Mountainside, NJ

We have reviewed the accompanying consolidated balance sheet of Proteonomix, Inc. (the "Company") as of September 30, 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted the reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

November 12, 2009

PROTEONOMIX, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$ 51,765	$ 115
Accounts receivable, net	233,449	137,435
Inventory	188,355	191,775

Total Current Assets	473,569	329,325

Fixed assets, net of depreciation	43,365	50,226

Other Assets:
Intangible assets, net of amortization	37,029	40,596

Total Other Assets	37,029	40,596

TOTAL ASSETS	$ 553,963	$ 420,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Cash overdraft	$ -	$ -
Obligation to issue preferred stock	-	2,000
Obligation to issue common stock	3,446,136	5,707,436
Current portion of notes payable - related parties	453,832	112,123
Current portion of notes payable	392,675	392,675
Accounts payable and accrued expenses	2,190,878	1,629,373

Total Current Liabilities	6,483,521	7,843,607

Total Liabilities	6,483,521	7,843,607

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 and 4,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	-
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	-
Common stock, $.001 Par Value; 240,000,000 and 50,000,000 shares authorized
and 3,777,874 and 2,360,874 shares issued and outstanding	3,778	2,361
Additional paid-in capital	8,935,423	4,614,155
Retained earnings (deficit)	(14,869,009)	(12,039,976)

Total Stockholders’ Equity (Deficit)	(5,929,558)	(7,423,460)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 553,963	$ 420,147

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
OPERATING REVENUES
Sales	$ 127,424	$ 104,544	$ 72,299	$ 33,425

COST OF GOODS SOLD
Inventory - beginning	191,775	197,995	190,440	195,833
Purchases	3,872	5,818	1,655	4,321
	195,647	203,813	192,095	200,154
Inventory - end	(188,355)	(198,333)	(188,355)	(198,333)
Total Cost of Goods Sold	7,292	5,480	3,740	1,821

GROSS PROFIT	120,132	99,064	68,559	31,604

OPERATING EXPENSES

Wages and wage related expenses	313,185	264,298	128,603	90,285
Stock based compensation	15,395	-	-	-
Professional, consulting and marketing fees	2,341,994	3,660,307	886,443	23,000
Other general and administrative expenses	243,038	577,567	109,632	180,297

Depreciation and amortization	10,428	10,429	3,476	4,211
Total Operating Expenses	2,924,040	4,512,601	1,128,154	297,793

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,803,908)	(4,413,537)	(1,059,595)	(266,189)

Interest income (expense), net	(25,125)	(25,125)	(8,375)	(8,375)
Total Other Income (expense)	(25,125)	(25,125)	(8,375)	(8,375)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,829,033)	(4,438,662)	(1,067,970)	(274,564)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (2,829,033)	$ (4,438,662)	$ (1,067,970)	$ (274,564)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.93)	$ (2.16)	$ (0.30)	$ (0.12)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,044,946	2,052,693	3,525,794	2,360,874

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND YEARS ENDED DECEMBER 31, 2008 AND 2007

									Additional	Retained
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance - December 31, 2006	-	$ -	-	$ -	-	$ -	1,429,581	$ 1,430	$ 1,260,379	$ (2,021,031)	$ (759,222)

Shares issued for services	-	-	-	-	-	-	124,987	125	685,551	-	685,676

Capital contribution	-	-	-	-	-	-	-	-	30,000	-	30,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(5,049,509)	(5,049,509)

Balance December 31, 2007	-	-	-	-	-	-	1,554,568	1,555	1,975,930	(7,070,540)	(5,093,055)

Shares issued in conversion of debt	-	-	-	-	-	-	582,200	582	1,318,035	-	1,318,617

Shares issued for services	-	-	-	-	-	-	224,106	224	1,320,190	-	1,320,414

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,969,436)	(4,969,436)

Balance December 31, 2008	-	-	-	-	-	-	2,360,874	2,361	4,614,155	(12,039,976)	(7,423,460)

Shares issued to founders	200,000	200	6	-	50,000	50	-	-	1,750	-	2,000

Shares issued for services	-	-	-	-	-	-	1,417,000	1,417	4,304,123	-	4,305,540

Stock based compensation	-	-	-	-	-	-	-	-	15,395	-	15,395

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	-	-	-	-	(2,829,033)	(2,829,033)

Balance September 30, 2009	200,000	$ 200	6	$ -	50,000	$ 50	3,777,874	$ 3,778	$ 8,935,423	$ (14,869,009)	$ (5,929,558)

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,829,033)	$ (4,438,662)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,428	10,429
Common stock issued for consulting services	1,464,240	148,014
Stock based compensation	15,395	-
Obligation to issue common shares - services	580,000	3,629,454

Changes in assets and liabilities
(Increase) in accounts receivable	(96,014)	(69,136)
(Increase) decrease in inventory	3,420	(338)
Increase (decrease) in accounts payable and
and accrued expenses	561,505	672,708
Total adjustments	2,538,974	4,391,131

Net cash (used in) operating activities	(290,059)	(47,531)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in cash overdraft	-	(584)
Proceeds from notes payable - related parties	341,709	48,115

Net cash provided by financing activities	341,709	47,531

NET INCREASE IN
CASH AND CASH EQUIVALENTS	51,650	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	115	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 51,765	$ -

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 1,464,240	$ 148,014
Conversion of obligation to issue common shares to common stock and
additional paid in capital	$ 2,841,300	$ 2,489,667
Conversion of obligation to issue preferred shares to preferred stock and
additional paid in capital	$ 2,000	$ -

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 1 -

ORGANIZATION AND BASIS OF PRESENTATION

Proteonomix, Inc. (the “Company”) is a Delaware corporation incorporated on June 26, 1995 as Azurel, Ltd. In September 2006, Azurel, Ltd. changed its name to National Stem Cell Holding, Inc. and then in August 2008 the name of the Company was changed to Proteonomix, Inc.

Azurel, Ltd. was discharged from bankruptcy in December 2005. Control was changed in September 2006 when Azurel acquired National Stem Cell, Inc. and subsequently changed its name following the acquisition. In this transaction the common stock was reverse split 1:37. Then again in August 2008, the Company reverse split its stock 1:10 when the name was changed to Proteonomix, Inc.

On January 14, 2005, the Company acquired The Sperm Bank of New York, Inc. a company established in 1997 operating as a reproductive cell and tissue bank. The Company acquired The Sperm Bank of New York, from its sole shareholder, for a note payable in the amount of $150,000. The Company acquired accounts receivable and inventory valued at $150,000. On January 13, 2006, the Company converted the note payable into 21,866 shares of common stock. The acquisition was treated as a purchase transaction.

On July 8, 2008, the Company formed Proteoderm, Inc. as a wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides and growth hormones secreted by stem cells and incorporates them into uniquely formulated personal care products. Proteoderm, Inc. generated no revenues since inception.

The Company owns and operates three subsidiaries, The Sperm Bank of New York, Inc., Proteoderm, Inc. and National Stem Cell, Inc.

The Company is a biotechnology company engaged in the discovery and development of stem cell therapeutic products. The Company is developing pre-clinical-stage therapeutic agents and treatments for cancer, diabetes, heart, lung, and kidney diseases as well as for stem cell bone marrow and organ transplants. The Company’s discoveries involve stem cell treatments without using embryonic stem cells.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 1 -

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $2,829,033 and $4,438,662 for the nine months ended September 30, 2009 and 2008 respectively.  In addition, the Company has a working capital deficit in the amount of $6,009,952 as of September 30, 2009. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.  Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development of their clinical stage therapeutic agents being successful as well as product implementation and distribution.

In the near term, the Company plans to seek quotation of its common stock on the OTC Bulletin Board to gain liquidity and notice.  The Company will continue to pursue traditional forms of financing.  The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to derivative liabilities, bad debts, income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.  Certain of these costs would be reduced by government grants and investment tax credits where applicable.  The Company has never had any government grants or investment tax credits.

Intangible Assets

The Company’s intangible assets consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them. Patents and licenses are being amortized over their estimated useful lives, which range from seven to seventeen years.

The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset. The Company periodically reviews its capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue for the sales of its donor sperm samples, which have been the only source of revenue to date are when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.

The Company anticipates revenue from support agreements it enters into will be recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  Management has determined that there is an allowance of $63,360 for doubtful accounts at September 30, 2009.

Accounts receivable will generally be due within 30 days and collateral is not required.

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2009 no additional accrual for income taxes is necessary.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; equipment - 5 years, and furniture and fixtures - 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                               September 30,      September 30,

2009

2008

Net loss

$   (2,829,033)

$  (4,438,662)

Weighted-average common shares

Outstanding (Basic)

3,044,946

2,052,693

Weighted-average common stock

Equivalents

Stock options

-

-

Warrants

  -

  -

Weighted-average commons shares

Outstanding (Diluted)

3,044,946

2,052,693

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments”. The adoption of this principle had no effect on the Company’s operations.

ASC 718-10 requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method.

The Company has elected to use the modified-prospective approach method.  Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values.  Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values.  The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award.  The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period.  At no time has the Company issued common stock for a period that exceeds one year.

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in two distinct reporting segments, one for the sperm bank division and one for its stem-cell and skin care divisions as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $188,355 as of September 30, 2009 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash.  ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible.  ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

In May 2009, the FASB published ASC 855, “Subsequent Events” (“ASC 855”). ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. Management has evaluated subsequent events through November 12, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 3 -

FIXED ASSETS

Fixed assets as of September 30, 2009 (unaudited) and December 31, 2008 were as follows:

Estimated

     (unaudited)

Useful Lives

   September 30,

December 31

(Years)

2009

2008

Computer Equipment

5

$13,281

$13,281

Machinery and Equipment

5-7

5,868

5,868

Leasehold Improvement

15

20,980

20,980

Furniture and fixtures

7

  28,350

  28,350

68,479

68,479

Less: accumulated depreciation

 (25,114)

 (18,253)

Fixed assets, net

$  43,365

$  50,226

There was $6,861 and $6,862 charged to operations for depreciation expense for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 4 -

INTANGIBLE ASSETS

Intangible assets as of September 30, 2009 (unaudited) and December 31, 2008 were as follows:

Estimated

      (unaudited)

Useful Lives

   September 30,

December 31

(Years)

2009

2008

Patents and Trademarks

$47,566

$47,566

Less: accumulated amortization

 (10,537)

 (6,970)

Intangible assets, net

$  37,029

$  40,596

There was $3,567 and $3,567 charged to operations for amortization expense for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 5 -

PROMISSORY NOTES

The Company has outstanding $392,675 in promissory notes payable as of September 30, 2009 and December 31, 2008, respectively.  The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none remain outstanding as of September 30, 2009 and December 31, 2008.

The Company entered into these promissory notes between April and July 2007 with six individuals/companies. On September 30, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the noteholders to cure a default under the note and extended the due date to January 30, 2009. The Company is currently as in default of these agreements as they remain outstanding. The noteholders have waived any default provisions associated with the notes. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 6 -

RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $453,832 and $112,123 as of September 30, 2009 and December 31, 2008, respectively. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts as the amounts are not considered to be material and the repayment of the advances are made on a recurring basis. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities.

In addition, the Company has other related party payables outstanding that consist of accrued compensation to the President of the Company totaling $768,750 and $525,000 as of September 30, 2009 and December 31, 2008, respectively. These amounts have been included in current liabilities on the consolidated balance sheets. In addition, the Company accrued $37,500 of wages to its Chief Financial Officer as of September 30, 2009.

NOTE 7 -

LICENSING AGREEMENT

The John Hopkins University

On November 14, 2005, the Company entered into an intellectual property licensing agreement with The John Hopkins University (“JHU”). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.

Due to certain internal JHU intellectual property timeline issues regarding technology development with the Company and the Company’s failure to pay fees in connection with the development, JHU discontinued the Company’s research plan and terminated the agreement.

During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable.

As of September 30, 2009 and December 31, 2008, the Company has $190,000 and $190,000 outstanding, respectively to JHU under the terms of the agreement.

NOTE 8 -

COMMITMENTS

Lease Agreement

The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is $5,000 per month.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 8 -

COMMITMENTS  (CONTINUED)

Employment Agreements

The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement through September 30, 2009. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 9) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust; and c) an increase in the vehicle allowance to $1,000 per month.

Consulting Agreements

The Company has entered into consulting agreements with consultants to assist in developing the Company’s business. The agreements range in term from one-year to two-years. The agreements call for the issuance of common stock as the Company does not have sufficient cash flow to compensate its consultants with cash.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory”). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through September 30, 2009, no products have been purchased.

Litigation

The Company filed a lawsuit against Scott Crompton, an investor relations consultant of the Company (“defendant”) on January 21, 2009, in the United States District Court for the District of New Jersey, alleging, breach of contract. A temporary restraining order was entered on February 4, 2009, blocking the sale of 10,334 shares of common stock that remain unsold from the total of 33,500 shares issued to the defendant for investor relations services. Presently, the defendant is contesting the jurisdiction from New Jersey to the United States District Court for the District of Southern Florida. An order was granted on November 10, 2009 denying the defendant’s motion to dismiss but granted his motion to transfer the matter to the Southern District of Florida. Management does not believe that the adverse ruling on jurisdiction will result in the defendant winning the case and be able to sell his shares. The Company is also seeking monetary damages of $268,000 for the sale of 23,166 shares resulting from this agreement. Scott Crompton has emailed to the Company a settlement offer.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 8 -

COMMITMENTS  (CONTINUED)

Litigation (Continued)

which has been accepted.  The terms of the offer stipulate that Scott will keep 2,000 shares of the Company’s common stock; and the Company will drop all other claims. The settlement offer has not been embodied in a court order.

The Company has also been threatened to be sued by Maureen Abato, Esq. over a claim that she is owed 50,000 shares of stock regarding legal services provided to the Company, and by Fred Grant, a consultant that introduced the Company to Ice Cold Stocks.com. The Company denies both claims.

NOTE 9 -

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In April 2009, the Company had determined that it had not obtained the proper authorization required to issue any classes of its preferred stock.  As a result, it was determined that the issuance of the Company’s Class A and Class B Preferred Stock were never legally executed, as such, do not exist.  Therefore, as of January, 2005, the Company established an unsettled obligation to the holders of any aforementioned Class A and Class B Preferred Stock.

As of September 30, 2009 and December 31, 2008, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the consolidated financial statements are shown post-split.

In May 2009, the Company formally designated three series of preferred stock; the Series A1 Convertible Preferred Stock consists of 200,000 shares, convertible into common stock, each share for 10 shares of common stock; the Series B Preferred Stock which consists of 6 shares; and the Series C Preferred Stock which consists of 50,000 shares.

Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Company, prior to realizing that the preferred stock had not been properly authorized, assumed  that it had issued 200,000 shares of Series A Preferred Stock, 200,000 in 2005 to its President. The 200,000 shares were thought to have been issued for a value of a $2,000 (par) as founders’ shares. As a result, the Company performed an informal valuation and determined there was no increase in the value of the preferred stock and as of December 31, 2008, there was a $2,000 obligation to issue preferred shares on the consolidated balance sheets, respectively.  These shares were issued in May 2009.

The Company also had assumed that it had properly issued 6 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock enables the holder to nominate and appoint one member to the board of directors. The Company’s President was to be the holder of the six shares of Series B Preferred Stock, and upon proper authorization, the Company formally issued these shares to the President in May 2009. The Series B Preferred Shares value is par.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 9 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock (Continued)

On July 1, 2009, Michael Cohen and Jacob Cohen entered into a technology license agreement with Company relating to stem cell based cosmetic and cosmeceutical technologies they developed. The license agreement provides that they receive a) 50,000 Shares of the Company’s Series C Preferred Stock, par value $.001 per share and (b) the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust. The 50,000 shares of the Series C Preferred Stock were issued in July 2009.

Common Stock

As of September 30, 2009 and December 31, 2008, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 3,777,874  and 2,360,874 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.

The Company has had its common stock reverse split twice since 2006. In May 2006, the Company reverse split its shares 1:37 and then again in August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the consolidated financial statements are shown post-split.

During 2007, the Company issued 124,987 shares of common stock for various services, marketing and interest valued at fair value at the time the services were performed. These services were valued at $685,676. In addition, the Company recorded a capital contribution of $30,000 from a third party with no shares of common stock being issued. The Company recorded this directly to additional paid in capital.

During 2008, the Company issued 224,106 shares of common stock for various services, marketing and interest valued at fair value at the time the services were performed or interest accrued. These services were valued at $1,320,414. In addition, the Company issued 582,200 shares of common stock (on April 14, 2008, approved for issuance on June 4, 2007) in conversion of loans from the Company’s President and accrued compensation to the Company’s President in the amount of $1,318,617. The value was determined based on average pricing at the times the liabilities were incurred.

In the nine months ended September 30, 2009, the Company issued 1,417,000 shares of common stock for various services valued at fair value at the time the services were performed. These services were valued at $4,305,540.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 9 -

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company had granted 16,500 warrants to holders of certain of the promissory notes. The warrants were issued in 2007 and were to expire five years later. The exercise price of the warrants were $20.00 per share. The warrants were valued at a value of $108,854 utilizing the Black-Scholes method. The warrants were converted into shares of common stock for issuance in 2008. These shares have not been issued as of September 30, 2009.  At September 30, 2009 and December 31, 2008, there are no warrants outstanding.

The following is a breakdown of the warrants granted:

Exercise

Date

Warrants

Price

Issued

Term

16,500

$20.00

09/28/2007

5 Years

The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:

Expected term (in years)	5 years
Expected stock volatility	100%
Expected stock dividend yield	0%
Risk-free interest rate	3%
Fair value per warrant	$6.60
Number of warrants	16,500
Value of warrants	$108,854
Relative value of warrants	$82,158

The warrant agreements contained no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.  The entire $82,158 was reflected as a discount on the notes and was amortized completely in 2007 and included as interest expense.

Options

The Company had granted 20,000 options to a consultant in May 2009. Of the 20,000 options, 10,000 were exercisable immediately with the remaining 10,000 exercisable upon completion of the consultant’s engagement. The options are to expire in five years. The exercise price of the options are $2.50 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $1.5395, calculated based on an expected term of 5 years, expected stock volatility of 100%, expected stock dividend yield of 0%, and risk-free interest rate of 3%. The value of the 10,000 options that are expensed in May 2009 is $15,395.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 10 -

PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses

$ 5,055,463

Valuation allowance

(5,055,463)

$

             -

At September 30, 2009, the Company had a net operating loss carry-forwards in the amount of $14,869,009 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2009 and 2008 is summarized as follows:

2009

2008

Federal statutory rate

(34.0%)

(34.0%)

State income taxes, net of federal benefits

3.3

3.3

Valuation allowance

30.7

30.7

   0

%

   0

%

NOTE 11 -

FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

NOTE 11 -

FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash	51,765	-	-	51,765

Total assets	51,765	-	-	51,765

NOTE 12 -

SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into two separate distinct reporting segments. These segments are the sperm bank division and the stem-cell division which includes the minimal operating expenses of the skin care products.

Operating segment data for the nine months ended September 30, 2009 are as follows:

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$127,424	$127,424
Cost of sales	-	7,292	7,292
Gross profit	-	120,132	120,132
Operating expenses	2,828,260	85,352	2,913,612
Depreciation and amortization	10,428	-	10,428
Other income (expense)	(25,125)	-	(25,125)
Net income (loss)	(2,863,813)	34,780	(2,829,033)
Segment assets	132,153	421,810	553,963
Fixed Assets, net of depreciation	37,029	-	37,029

Operating segment data for the nine months ended September 30, 2008 are as follows:

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$104,544	$104,544
Cost of sales	-	5,480	5,480
Gross profit	-	99,064	99,064
Operating expenses	4,466,702	35,470	4,502,172
Depreciation and amortization	10,429	-	10,429
Other income (expense)	(25,125)	-	(25,125)
Net income (loss)	(4,502,256)	63,594	(4,438,662)
Segment assets	94,299	401,659	495,958
Fixed Assets, net of depreciation	52,513	-	52,513