Form 10-K
period 2009-12-31
PROTEONOMIX, INC.
filed 2010-03-26
CIK 1469559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No.

PROTEONOMIX, INC

(Exact name of Registrant as specified in its charter)

Delaware	13-3842844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

187 Mill Lane Mountainside, New Jersey	07052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 973-544-6116

Securities Registered Pursuant to Section 12(g) of The Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨☐ No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

On December 31, 2009, the aggregate market value of the 3,071,171 shares common stock held by non-affiliates of the Registrant was approximately $3,369,544 On December 31, 2009, the Registrant had 4,264,664 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated file [  ]   Accelerated filer [  ]       Non-Accelerated filer  [  ]      Smaller reporting company [x]

Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K of Proteonomix, Inc. (hereinafter the "Company" or the "Registrant") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. For a more detailed discussion of the foregoing risks and uncertainties, see "Risk Factors".

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Item 1. Business.

Our predecessor, Azurel, Ltd. (“Azurel"), was incorporated in 1995 and had been a public company marketing a line of fragrances and cosmetics under proprietary names such as “Privilege" and “Benendre." On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark. Azurel was discharged from bankruptcy on December 28, 2005. Azurel traded on NASDAQ from January, 2001 to May, 2003, on the OTC Bulletin Board from May, 2003 to January, 2006, and on the Pink Sheets from February, 2006 to September, 2006 under the symbol AZUR, from September, 2006 to August, 2008 under the symbol NHGI and from August, 2008 to the present under the symbol “PROT”.  Azurel deregistered from its duty to file reports with the Commission on January 30, 2006.

On September 12, 2006, Azurel acquired National Stem Cell, Inc., a Delaware corporation (“National Stem Cell"), as a wholly-owned subsidiary and changed its name to National Stem Cell Holding, Inc. (“National Stem Cell Holding") following the acquisition. The acquisition of National Stem Cell included the acquisition of its subsidiary, The Sperm Bank of New York, Inc. (“SBNY"). In this transaction, Azurel’s common stock was reverse split 1:37. In August, 2008, National Stem Cell Holding reverse split its stock 1:10 and changed its name to Proteonomix, Inc. (“Proteonomix").

Our subsidiary, National Stem Cell was formed on January 14, 2005. On its date of incorporation, National Stem Cell acquired SBNY, a company engaged in reproductive tissue banking, including sperm, ova, ovarian tissue and testicular tissue.

Subsequently, Michael Cohen contributed intellectual property consisting of his research into immunological isolation of stem cell populations derived from embryos, umbilical cord blood and bone marrow. Some of this research was embodied into patent applications, such as our Flex Pak 5 which Mr. Cohen developed prior to the formation of National Stem Cell and contributed to that company. Mr. Cohen financed the initial operations of National Stem Cell by purchasing shares of its common stock.

In March 2006, National Stem Cell began to work in conjunction with The Johns Hopkins University (“JHU") and developed multiple patents in stem cell expansion, stem cell growth and identification of particular types of stem cells.

On July 7, 2008, we formed Proteoderm, Inc. (“Proteoderm") in New York State, as a wholly-owned subsidiary, to develop, market, and sell our cosmeceutical line using technology licensed to us by Michael Cohen, our President, CEO, and Chairman of the Board, and his brother, Jacob Cohen.

We began working with the University of Miami (“U Miami") in October 2007 on the expansion of cord blood stem cells, the production of Matrix NC-138 (described below) and isolation of specific cells to be used in cardiological therapeutics.

In 2007, we spent $53,933, in 2008, we spent $-0- and on research and development. As we lacked the funds for further research and development in 2008, Michael Cohen, our President and Chief Executive Officer, continued research on his own and licensed the technologies to us. In 2009 we spent $115,646 in research and development.

In an effort to place different technologies and therapies in different subsidiaries, Stromacel, Inc. was formed on December 24, 2009 and we acquired all its authorized shares in February, 2010 ("StromaCel").

We formed Proteonomix Regenerative Translational Medicine Institute, Inc. ("PRTMI") on January 5, 2010 and PRTMI RD, SRL incorporated under the laws of the Dominican Republic in February, 2010 as a subsidiary of PRTMI. At present, StromaCel, Inc. and the PRTMI subsidiaries do not have any assets, including technology licenses. We cannot guarantee if and when either subsidiary will become operational.

The mission of StromaCel is to develop therapies using "stromal" cells. Stromal cells are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells.

StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.

PRTMI (including its subsidiary for operations in the Dominican Republic) intends to focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. The mission of PRTMI is to undertake preclinical and clinical trials in regenerative medicine for delivery of cutting edge therapies overcoming delays caused by non-clinical considerations. PRTMI intends interface with clinical and preclinical programs in order to identify potential therapies that can be accelerated into clinical studies. PRTMI intends to develop clinical protocols, organize manufacturing of cellular products for clinical use, and monitor compliance with regulatory bodies of clinical trials conducted under its auspices. PRTMI will seek to acquire and strategically align itself with proven products in the market place that may provide cutting edge strategies when combined with the regenerative medicine therapies being developed by Proteonomix, its parent. Further, PRTMI will seek to provide a seamless transition between laboratories patient care facilities.

Business Description

Our mission is to achieve a leadership position in life enhancement regenerative stem cell therapies, services, and products through a combination of first to market technologies, and innovative clinical trial strategies.

Regenerative therapy (often referred to as “Regenerative Medicine" or “Cellular Medicine") involves the introduction of healthy new stem cells to repair and replace damaged or lost cells. Stem Cells are undifferentiated cells that have the potential to differentiate into a variety of different cell types. For example, for heart repair, mesenchymal stem cells, which are found in bone marrow, are able to differentiate into muscle, fibroblasts (cells from which connective tissue develops), bone, tendon, ligament and adipose (fat) tissue.

We are primarily focused on developing therapies and products based upon the use of human stem cells and their derivatives with an initial focus on cardiac and diabetes diseases. Many of the currently incurable diseases associated with aging are caused by the degeneration of specific cell types in the body. These diseases include, but are not limited to, cancer, heart disease, diabetes, and autoimmune conditions (the production of antibodies against the tissues of one’s own body). Stem cell therapy provides much promise for the treatment of diseases previously regarded as incurable.

The Sperm Bank of New York, Inc.

SBNY is a wholly-owned subsidiary of our subsidiary, National Stem Cell, and, since 2006, through SBNY, we have provided reproductive banking services.

SBNY is a licensed operating reproductive cell/tissue banking service, including sperm, ova, ovarian tissue and testicular tissue located at 187 Mill Lane, Mountainside, New Jersey. SBNY collects its samples using facilities and personnel of BioGenetics Corporation, the Sperm and Embryo Bank of New Jersey and Saint Luke’s Hospital in New York City.

SBNY provides, worldwide, through physician referrals or directly to individuals, cryopreservation of sperm and ova for men and women who desire to store their own reproductive cells and tissue to achieve pregnancy through assisted reproduction in the future. SBNY is not a member of the American Society for Reproductive Medicine ("ASRM") but adheres to its technical specifications for avoiding multiple births through in vitro fertilization. It is not a member of the American Association of Tissue Banks (AATB) which sponsors educational programs for stimulating increased tissue donation.

We anticipate that our laboratory services will provide advanced technologies and procedures for the collection, laboratory testing, genetic typing, processing and cryogenic storage of stem cells from both umbilical cord and peripheral blood. Umbilical cord blood stem cells and reproductive cells are processed and banked for both allogeneic (transplantation of cells from other donors) and autologous (cells transplanted to the same person from whom they were derived) therapeutic transplantation for a variety of medical disorders, including leukemia and lymphoma.

SBNY operates under the auspices of the Clinical Laboratory Improvement Amendments (“CLIA") which is administered by The United States Health and Human Services. CLIA regulates laboratories and monitors and reviews licenses. It covers approximately 200,000 laboratory entities. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations (CMSO) has the responsibility for implementing the CLIA Program.

The objective of the CLIA program is to ensure quality laboratory testing. Although all clinical laboratories must be properly certified to receive Medicare or Medicaid payments, CLIA has no direct Medicare or Medicaid program responsibilities. A laboratory under CLIA is any facility that does laboratory testing on specimens derived from humans to give information for the diagnosis, prevention, treatment of disease, or impairment of, or assessment of health.

The sperm bank recruits, evaluates, cryopreserves (freezes), stores and distributes sperm from anonymous donors of diverse ethnic origin. Samples are cleared for cryopreservation only after rigorous laboratory testing. The cryopreserved donor vials are available for purchase by licensed physicians or their clients for use in assisted reproduction.

BioGenetics and The Sperm and Embryo Bank of New Jersey, which are under common ownership unaffiliated with us, are parties to an oral management agreement with us cancellable upon 30 days’ notice whereby they manage the collection, storage and sale of sperm and other biological material for a fee of $50,000 per year which is deducted from receipts from the sale of sperm and other biological material. BioGenetics and The Sperm and Embryo Bank of New Jersey are licensed by the Departments of Health of New York State and New Jersey. SBNY is licensed by the Department of Health of New York State. SBNY is not certified to receive Medicare and Medicaid payments

SBNY sublets approximately 300 square feet from Roosevelt/St Luke’s Hospital pursuant to an oral agreement for $795 per month all inclusive (landlord pays utilities and taxes) to receive donors and collect samples.

National Stem Cell, Inc.

Through our operating subsidiary, National Stem Cell, we have developed a catalog of intellectual properties and patent applications. These technologies are designed to work together in a synergistic fashion. Our initial focus in stem cell therapeutics is to achieve a leadership position in:

a.

the development of identification biomarkers (a biomarker is a substance used as an indicator of a biological state relating to the complete range of genes found in biological structure and processes of the living body, including the nervous system, the endocrine system, and our senses of sight, hearing, taste, smell, and touch. In practice, biomarkers include tools and technologies that can aid in understanding the prediction, cause, diagnosis, progression, regression, or outcome of treatment of disease.) Their use in research has grown out of the need to have a more direct measurement of exposures in the causal pathway of disease. Biomarkers can also provide insight into disease progression, prognosis, and response to therapy. It is a characteristic that is objectively measured and evaluated as an indicator of normal biological processes, pathogenic processes, or pharmacologic responses to a therapeutic intervention, cell derivatives, and cellular proteins.

b.

the development of stem cell therapies for disease and injury; and

c.

the performance of reproductive cell/tissue laboratory services.

We need to test our technologies and therapies before commercialization. A timeline cannot be estimated for each of the technologies as timelines depend on successful funding, testing, and regulatory approval.

We can give no assurance that our technologies will result in our achieving a leadership position in the development of identification biomarkers, stem therapies or the performance of reproductive cell and tissue laboratories services.

In addition to our work with stem cell therapeutics, we intend to develop derivative commercial products using stem cells. Our wholly-owned subsidiary, Proteoderm, has designed and intends to produce and market, anti-aging cosmeceuticals and cosmetics derived from stem cell products which contain a patent pending secreted matrix as an active ingredient.

Principal suppliers for our raw materials are U Miami and San-Mar Laboratories. Raw materials are available. FDA approvals are needed for all stem cell therapies but not for our cosmeceuticals. The FDA process is described below under the heading “FDA Clinical Trials."

Cell therapies for pancreatic islet cells.

National Stem Cell contracted with JHU to conduct research on protocols and projects designed and written by Michael Cohen, President and CEO, and Michael Shamblott, PhD, at the time an adjunct assistant professor and presently an assistant professor at JHU, and, also at the time, our chief scientific officer. Dr. Shamblott and Mr. Cohen designed the projects and National Stem Cell paid for research to be conducted at JHU. Mr. Cohen periodically worked with Dr. Shamblott at the JHU laboratories and periodically reviewed data produced at the laboratory.

Ian McNiece, PhD was director of the stem cell institute in Singapore run by JHU and moved to JHU in Baltimore where he worked with Mr. Cohen and Dr. Shamblott on the project. National Stem Cell moved its research to University of Miami Stem Cell Institute when Dr. McNiece left JHU for University of Miami. Mr.Cohen and Dr. McNiece designed the continuation of the project; and Mr. Cohen visited the laboratory in Miami periodically and reviewed data as he did at JHU.

The identification of stem cells in the pancreas was made as a result of the research project at JHU.

National Stem Cell continued development of the stem cell expansion technology and specifically umbilical cord blood expansion technology at U Miami. In addition, at U Miami, Michael Cohen and Ian McNiece have been working conjointly to create and produce the NC138 Secreted Matrix for use by Proteoderm in its cosmeceuticals.

Through this research, we have identified stem cells in the human pancreas and have applied for patents for cell surface markers (the molecules present on the surface of each cell which define the cell on what receptors are present - a technique often used to associate cells with certain immune functions) for these pancreatic stem cells as well as methods for their isolation. These technologies have been licensed to us in perpetuity from Mr. Cohen as sole inventor. The license provides that research and development as well as funding and patent obligations are our responsibility. No fees have been paid and no royalties will be paid to Mr. Cohen. No potential payments, whether milestone or otherwise, will be made under this license agreement. Term is perpetual unless we become bankrupt or make an assignment for creditors, in which event all rights revert to Mr. Cohen. We are applying our techniques in order to develop protocols for the conversion of these cells into islet cells (the cells which produce insulin in the pancreas). This technology is in the developmental stage and we can offer no assurance that we can reliably convert stem cells to islet cells. Based on the fact that these cells are autologous rather than from a non-related donor, we anticipate that the cells that we are able to isolate will substantially reduce rejection when transplanted into the liver of the same diabetic patient. The approach we are developing differs from the United States Food and Drug administration (“FDA") approved “Edmonton Protocol" described below only in that we rely on cells isolated from the same patient rather than cells from a donor.

The use, for over eighteen years following the FDA approved Edmonton Protocol on tens of thousands of diabetic patients, leads us to believe that the liver is an easier organ into which we can deliver our cells. Beta cells require a blood rich environment in order to monitor the glucose level in the blood prior to producing insulin. We believe, and the Edmonton Protocol demonstrates, that the liver produces a suitable blood rich environment.

We intend to expand our autologous cells (increase the numbers of identical cells) and then convert them to beta cells (insulin producing cell) outside the body (referred to as ex vivo). We are developing a proprietary methodology for converting stem cells from a diabetic’s pancreas into beta cells and have applied for a patent on our methodology. However, we are able to identify stem cells in the pancreas which have the same surface cell markers as beta cells which produce insulin. Thus, no conversion to beta cells may be required. We can offer no assurance that either of our methodologies will be effective and reproducible. We have not tested our theories relating to the conversion of stem cells to islet cells nor the use of using surface cell markers and would need further research and testing to confirm or reject our theory.

We then intend to inject our cells, using the current FDA approved transplant procedure, into diabetics’ livers. We finally intend to demonstrate that these expanded autologous cells with surface cellular markers similar to beta cells, will engraft (attach) in the diabetic liver and we anticipate that these cells will produce insulin. The Edmonton Protocol is a method of using cadaveric islet cells (beta cells from cadavers) and injecting these cells into the liver, which is used rather than the pancreas, as it is blood vessel rich and offers a better organ into which to inject beta cells. The Edmonton Protocol involves isolating islets from a cadaveric (deceased) donor pancreas. Each recipient receives islets from one to as many as three donors. The islets are infused into a patient's hepatic portal artery, the main artery that supplies blood to the liver. In the Edmonton Protocol, the currently used procedure involving allogeneic cells, the transplanted cells initially produce insulin, but are eventually rejected by the body. We anticipate that our autologous cells will not be rejected, which is the case with allogeneic cells, as our cells will be injected and attach to the liver of the donor of the cells.

Although we have not performed clinical trials for its use of autologous stem cells to create beta cells in the liver, a number of autologous stem cell banks have existed in the United States for many years. These stem cell banks collect umbilical cords from births and cryopreserve them for possible future use by the child (autologous use) or by related family members. Rejection has been minimal.

Examples include ViaCord LLC, a subsidiary of Perkin Elmer (NYSE: PKI) which is one of many companies which collects umbilical cord blood and stores it cryogenically for future autologous use.

The agreement of our subsidiary, National Stem Cell, with JHU was cancelled due to our failure to pay its invoices. National Stem Cell was sued by JHU and entered into a settlement agreement under which it paid Johns Hopkins $10,000 and owes $190,000 due and payable before July 30, 2010. The license agreement with JHU survives without termination. It calls for an initial license fee of $15,000 which we paid. The agreement does not call for milestone payments but does provide that JHU will receive a royalty of 3% of net revenue.  National Stem Cell is obligated to prosecute patent applications.

On October 29, 2007, we entered into an exclusive license agreement with Ian McNiece to become Chief Scientific Officer and with him to license the ex vivo umbilical cord expansion technology to our subsidiary, National Stem Cell, Inc. for which he would receive 250,000 shares of our common stock (25,000 shares post split). Further, upon the completion of a Phase II trial, Dr. McNiece would receive an additional 250,000 shares (25,000 post split). In addition, Dr. McNiece would receive $50,000 at the initiation of the Phase II FDA trial and upon the receipt of granting approval for marketing of the ex vivo expansion technology, he would receive a payment of $150,000 and 1.5% of net sales.

On January 31, 2008, we entered into an agreement with University of Miami to continue research into ex vivo umbilical cord blood expansion technology. The agreement has been extended orally and now terminates January 30, 2011. We paid $75,000 of $118,000 due University of Miami, the remainder due upon completion of the project which is not anticipated until the last quarter of 2010.

We will require additional funding to submit these islet cells and our protocols for research to create beta cells in conjunction with U Miami during 2010. We are attempting to achieve sufficient funding through sale of equity. In the event we are unable to raise sufficient funds in that fashion, we would consider a joint venture with a large pharmaceutical company or a license with a larger company with the resources to conduct regulatory testing.

FDA Clinical Trials

We intend to conduct, assuming our pre-clinical work is successful and we achieve sufficient funding, FDA Phase I trials. These trials are the first stage of testing in human subjects with a small (20-50) group of healthy volunteers. This phase includes trials designed to assess the safety (pharmacovigilance), tolerability, (pharmacokinetics), and the study of the biochemical and physiological effects and the mechanisms of their actions, (pharmacodynamics) of a drug. However, there are some circumstances when real patients are used, such as patients who lack other treatment options. We estimate that Phase I trials of this and other technologies will cost in the range of $3 million to $10 million. Assuming our protocols pass Phase I scrutiny, they must then be subject to Phase II trials using a larger test group. Phase II trials are designed to assess how well the therapy works, as well as to continue Phase I safety assessments in a larger group of volunteers and patients. Failure of a drug usually occurs during Phase II trials when the drug is discovered either not to work as represented, or to have toxic effects. We estimate that Phase II trials would cost in the range of $10 million to $50 million. Phase III studies are randomized controlled multi-center trials on large patient groups (300–3,000 or more depending upon the disease/medical condition studied) and are aimed at being the definitive assessment of how effective the drug is, in comparison with current treatment and may cost between $30 million to more than $300 million. Because of the multimillion dollar expense of Phase III Trials, we would anticipate that we would need to join with a larger corporation in order to assist us with the expenses of these trials. The reason for the broad range of estimated costs is that the cost of each FDA clinical trial phase depends on the number of patients which the FDA would require and other variables including, but not limited to, locations, protocols and possible collaboration with other companies. We therefore find it impossible to narrow the specific costs of clinical trials per technology at this juncture. As a result, we have listed FDA trial costs from the mildest to the most extreme.

The total amount of funding we require for both our clinical trials and our operations we estimate would be in excess of $128 million if the clinical trials for each technology were performed through FDA Phase III.

We hope to have enough data on some of our technologies by 2011 in order to apply for an FDA Phase I trial. We anticipate that the first technology to achieve that milestone will be the expansion of umbilical cord blood. No guarantee can be given that we will achieve these objectives on a timely basis or at all.

Umbilical cord blood expansion.

Through National Stem Cell, we are currently gathering data for our Phase I trial for umbilical cord blood expansion (which is the replication of umbilical cord blood cells through generations without degradation of the cells). Our expectations for successful results are derived from our patent pending growth medium (sometimes referred to as a “culture medium" which is a solution containing the substances required for the growth of cells) and matrix to grow human embryonic stem cells (“hES"). This growth medium and matrix also applies to the expansion of umbilical cord blood as we are no longer expanding hES derived stem cells. We anticipate that our results will show replication without genomic changes i.e. changes in genes and sequences of genes, and DNA segments, in the chromosomes of an organism. We anticipate that our efforts over the next two years will lead to the commencement of FDA Phase I trials although we can offer no guarantee of success.

Cryopreservation

Through National Stem Cell, we have developed a patent-pending container device for cryopreservation of stem cells (the process where cells are preserved by cooling to low sub-zero temperatures) that we believe will provide significant improvements in viable cell recovery and contaminant protection, both in freezing and thawing stem cells, than is found with cryostorage containers currently in use.

Proteoderm, Inc.

We have developed cosmeceutical products based on patent applications of our stem cell derived proteins Matrix NC-138TM("NC138") technology which we have assigned to our subsidiary, Proteoderm. “Cosmeceutical" is a word blended from “cosmetic" and “pharmaceutical" and is defined as a cosmetic with active pharmaceutical ingredients. Proteoderm introduced our cosmeceutical at the Anti-Aging Conference sponsored by the American Academy of Anti-Aging Medicine held in National Harbor, Maryland in August, 2008 by manning a kiosk and providing samples of our cosmeceutical kits to participants, primarily physicians and industry leaders.

Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, exfoliant and under eye serum under the brand name “Matrix NC-138." Proteoderm has recently executed, with two China-based companies, an agreement for the licensing, sale, and distribution of its cosmeceutical kit in China, Hong Kong and Taiwan.

We received the first order for the materials for the production of 10,000 kits at $100 per unit. Pursuant to the terms of the purchase order, we had to demonstrate our financial ability to manufacture the raw materials for 50,000 units before payment for the first order would be made. We were unable to demonstrate our financial ability to manufacture 50,000 kits and the purchase order expired. However, we have entered into an oral purchase order with China Biopharma and Sinoqest under which the order has been reinstated on the following terms and conditions. The prior requirement that we demonstrate our financial credibility with cash or cash equivalents of $1,000,000 has been waived. However, we must produce and sell at least 1,000 cosmeceutical kits in the United States. The source of the funds to manufacture and package the raw materials for ten thousand cosmeceutical kits was Michael Cohen, President on a non-interest-bearing loan basis. In addition, the purchasers may elect to purchase pre-packaged kits at a price to be negotiated. The purchasers are obligated to obtain permission for importation of our cosmeceutical from the State Food and Drug Administration (SFDA), the Chinese government regulatory authority in charge of safety management of drug, food, health food and cosmetics. We anticipate, based on our conversations with management of the Chinese purchasers that the SFDA will approve our cosmeceutical third quarter of 2010.

Among the functions of the SFDA are the following:

to organize relevant authorities to draft laws and regulations on the safety management of food, health food and cosmetics; organize relevant authorities to formulate comprehensive supervision policy, and supervise its implementation;

to exercise comprehensive supervision on the safety management of food, health food and cosmetics in accordance with laws; organize and coordinate supervision work on the safety of food, health food and cosmetics carried out by relevant authorities;

to organize and carry out investigation and impose punishment on serious safety accidents of food, health food and cosmetics; delegated by the State Council, organize, coordinate and conduct specific law-enforcement campaigns over safety of food, health food and cosmetics nationwide; organize, coordinate and collaborate with relevant authorities in carrying out emergency rescue work on serious safety accidents of food, health food and cosmetics;

to comprehensively coordinate the testing and evaluation for the safety of food, health food and cosmetics; formulate provisions on releasing of supervision information for safety of food, health food and cosmetics in conjunction with relevant authorities and monitor their implementation; sum up safety information of food, health food and cosmetics from relevant authorities and release it to the public regularly.

to be in charge of drug registration, draw up, revise and promulgate national standard of drugs; draw up criteria for marketing authorization of health food; review and approve health food; set up classification system for prescription drugs and OTC drugs; establish and improve ADR monitoring system; be responsible for drug reevaluation, review drugs to be withdrawn and formulate a national essential medicines list;

We have ordered the packages for our cosmeceutical products and are developing our website in order to begin sales of our cosmeceuticals in the United States. We anticipate sales to begin in the third quarter of 2010.

The cosmeceutical kits will be ready for shipment to customers as soon as the production process is complete, estimated, in the third quarter of 2010. The kits have been formulated by us working with San Mar Laboratories, Elmsford, New York. San-Mar operates a facility of in excess of 100,000 square feet which includes laboratories, clean rooms, mixing rooms, labeling machinery and picking and packing lines. Pursuant to an oral agreement, San-Mar will mix, bottle, label, pack and ship our cosmeceutical kits for a period of four years from September 1, 2007. We have the right every calendar quarter to find competitive bids for the same services; and if San-Mar cannot match them within 10%, we have the right to change service vendors.

Proteoderm designs, produces and synthesizes proteins, and polypeptides (chains of linked amino acids which when folded in a particular three-dimensional configuration, become proteins) secreted by stem cells and incorporates them into uniquely formulated personal care products. Its business concept is to develop and commercialize products based upon sophisticated, high performance biomaterials exclusively for use in the cosmetics and personal care markets. Our marketing and promotional efforts will feature the anti-aging and anti-wrinkle properties of our products formulated with NC-138. We believe that cosmeceuticals containing our Secreted Matrix can be topically applied to consumers’ skin and can be taken up into the outer skin layers to enhance the natural formation of collagen.

In vivo studies were also conducted using an emulsion containing 3% Matrix NC-138™ on twelve volunteers against a placebo in a half-face double blind study. Volunteers were asked to apply the cream twice daily for six weeks on the crow feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self assessment on the product given by panelists through a questionnaire.

On the basis of in vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of only twelve volunteers and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.

The Personal Care Products Council (“PCPC"), formerly known as the “Cosmetic, Toiletry and Fragrance Association" a leading national trade association for the cosmetic and personal care products industry. It is a trusted source of information for and about the industry and a vocal advocate for consumer safety and continued access to new, innovative products. The PCPC has adopted a Consumer Commitment Code to formalize many existing product safety practices and to demonstrate its members’ commitment to safety. The PCPC does not regulate but provides information on national and international regulation. We have applied to the PCPC. We presently adhere to the Personal Care Products Council Consumer Commitment Code, including filing timely reports with the FDA regarding manufacturing and ingredient usage, and will continue to do so after our membership application is accepted. However there is no penalty for failure to follow the code.

The following principles summarize the code: A company should market cosmetic products only after ensuring that every ingredient and finished product has been substantiated for safety and concentrating whether through the CIR or other appropriate data and information, including adverse events, should be available for inspection by the FDA and should maintain a safety information summary of ingredient and product safety information.

The Cosmetic Ingredient Review (“CIR") Expert Panel is an independent, nonprofit panel of scientists and physicians established in 1976 to assess the safety of ingredients used in cosmetics in the U.S. with the support of the U.S. Food and Drug Administration and the Consumer Federation of America in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. The CIR is now an independent organization, the mission of which is to review and assess the safety of ingredients used in cosmetics in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. Although funded by the PCPC, CIR and the review process are independent from the Council and the cosmetics industry. General policy and direction are given by a six member Steering Committee chaired by the President and CEO of the PCPC, with a dermatologist representing the American Academy of Dermatology, a toxicologist representing the Society of Toxicology, a consumer representative representing the Consumer Federation of America, an industry scientist (the current chair of the PCPC CIR Committee), and the PCPC Executive Vice President for Science

We are preparing an application to the CIR for our proprietary Matrix NC-138. All other ingredients are on the approved list. These ingredients include water, a sun block, oils, thickening agents, moisturizers and fragrances. The approved list of cosmetic ingredients may be found at http://www.cir-safety.org/staff_files/pdf4.pdf. We anticipate a six month period for review and analysis which includes documentary review and samples of each ingredient. In the event, which we believe is unlikely, that our Matrix NC-138 is not approved, we will work with the CIR to gain approval whether through modification of the chemistry, further tests or otherwise. However, lack of approval is not a bar to selling our cosmeceutical commercially.

The CIR Procedures established an Expert Panel to set priorities and review and assess ingredient safety data. The seven CIR Expert Panel voting members are physicians and scientists who have been publicly nominated by consumer, scientific, and medical groups; government agencies; and industry. Expert Panel members must meet the same conflict of interest requirements as individuals serving on FDA advisory committees. Three liaison members serve as nonvoting members representing government, consumers, and industry. With participation of these liaison representatives from FDA, CFA, and the Council, the CIR Expert Panel creates a unique forum for open discussions on issues affecting public safety.

CIR staff members conduct extensive literature searches, compile data, and prepare draft reports on high-priority ingredients. They organize the literature into several categories: chemistry (including physical properties and manufacture), use (cosmetic and non-cosmetic), general biology (with absorption, distribution, metabolism, and excretion data), and animal toxicology (acute, short-term, subchronic, and chronic studies, as well as dermal irritation and sensitization data).

The staff also prepares a clinical assessment of the ingredients that may include epidemiologic studies, along with classic repeated insult patch tests. In vitro test data are also gathered and incorporated into the review.

At each stage of the process, CIR seeks the input of all interested parties during a formal 60-day comment period.

If the open scientific literature contains insufficient information, the Expert Panel will call on industry or other interested parties to provide unpublished data or to undertake specific studies. After multiple opportunities for public comment and open, public discussion, a final safety assessment is issued.

The Panel may make one of four basic decisions regarding an ingredient:

Safe ingredients. Ingredients safe in the practices of use (product categories) and concentrations of use for each product category as documented in the safety assessment.

Unsafe ingredients These are ingredients with specific adverse effects that make them unsuitable for use in cosmetics.

Safe ingredients, with qualifications.  The Panel may reach the conclusion that an ingredient can be used safely, but only under certain conditions. Qualifications frequently relate to maximum concentration, but may also address rinse-off versus leave-on uses and other restrictions.

Ingredients for which the data are insufficient.  If the Panel reaches an insufficient data conclusion, it does not state whether the ingredient is safe or unsafe. The Panel is, however, describing a situation in which the available data do not support safety. The specific data that would allow the Panel to complete its assessment always are identified.

CIR safety assessments are made available as monographs and are published in the International Journal of Toxicology. Each year, CIR publishes the CIR Compendium, a comprehensive collection of findings from all CIR reports.

Recognizing that new information may be available on safety assessments completed years ago, the Expert Panel may re-review of assessments that are more than 15 years old or for which there is some new information known to the Panel. If there are relevant new data, the Panel will consider the need for an amended safety assessment. If the search for newly available data fails to uncover information relevant to ingredient safety, or if the new data duplicate information already in the safety assessment, the Expert Panel will not reopen the safety assessment.

Although we believe that the results of our preliminary in vitro and ex vivo studies are determinative of the efficacy of our cosmeceutical, we are performing a more formal and more extensive study for marketing purpose. As a result, we have entered into an agreement with Smeena Khan, M.D, a dermatologist based in Virginia, to conduct a multi-center efficacy study on a larger scale than previous tests we have conducted of the effects of the Proteoderm skin care line on aged skin, particularly wrinkles. The study is designed as a split-face study (i.e. one half the face using our cosmeceutical and the other the creams or lotions presently used by the participants in the study), conducted over the course of a twelve-week period for 150 patients. The study, originally scheduled to commence during the third week in May, 2009 has been postponed to the third quarter of 2010 as we anticipate having a sufficient number of cosmeceutical kits and other materials for the test. We plan to ship our kits to customers prior to the completion of the study by Dr. Khan.

Our obligations are to provide the cosmeceutical kits, technical support as needed by Dr. Khan, preparation of agreements to be signed by other physicians participating in the study and statistical services; Dr. Khan’s obligations are to have the participants photographed immediately prior to commencement of the study, and every two weeks thereafter. Dr. Khan shall prepare the Study Materials, expected to total 30-40 pages, including, but not limited to:

patient and Investigator questionnaires;

patient consents (subject to approval of the Company’s counsel);

instructions to patients and to investigators;

written agreements of the Investigators to participate in the Study;

study protocol (design of the Study);

patient logs;

patient assessment forms; and

other materials deemed by Dr. Khan to be necessary or advisable.

Dr. Khan has been paid $5,000 and 10,000 common stock options exercisable for a period of five years at $2.50 per share and will receive an additional $5,000 and 10,000 options with like terms upon conclusion of the study. In addition, Dr. Khan will receive the kits throughout her lifetime without charge; and she will keep copies of all photographs of all patients with the right to show to her future patients to illustrate the efficacy of the kit.

The agreement does not contain specific termination provisions but cites that Dr. Khan shall devote, with regard to her other commitments, to perform her duties in conducting the study. If the study is conducted as set forth in the agreement with Dr. Khan, the agreement will terminate at the conclusion of the study.

Raw materials are being manufactured by U Miami.

Technologies

Stem Cells and Regenerative Medicine

The decline of cellular functions causes people to experience illnesses and frailties such as heart attack (loss of heart muscle function), arthritis (loss of joint lining cells) and stroke (loss of nerve cell function). The human body has a remarkable ability to heal and even regenerate itself through the mobilization of stem cells from bone marrow and other organs of the body. However, this potential for regeneration is limited and often declines as we age.

Regenerative Medicine is a young and rapidly growing area that we believe will develop into a new and primary therapeutic paradigm for disease and trauma. In the future, we anticipate that treatments based on stem cells, primarily from bone marrow, umbilical cord and peripheral blood, will be used for patients to treat different ailments – such as coronary heart disease, diabetes, central nervous system disease and arthritis. The reason for the surge of interest in cell therapy is that it represents a competitive therapy. For example, a diabetic can roughly control his or her blood sugar with insulin through the periodic injection of insulin or an insulin pump. However, if a diabetic’s body accepts a graft of beta cells, those cells will react instantly to changes in blood sugar concentration and secrete just enough insulin to keep it within bounds. It is possible that stem cell therapies will eventually replace much of the current class of first line treatments and interventions for many disorders and could even provide therapeutic benefit for diseases that are currently intractable or even incurable. We anticipate that the demand for clinical use of stem cells will increase dramatically as new therapies are developed.

The search for regenerative stem cells has focused upon a number of potential sources, specifically:

embryos

umbilical cord blood

placenta

bone marrow

peripheral blood and

subcutaneous fat

Solutions and Therapeutics

We are a biotech company in that our research and development is directed toward commercial products and applications. Our multi-faceted research and development program has led to over a dozen patent applications pending relating to multiple therapeutic treatments and products. We have not received any revenues from these therapies; and the only products which are in production are cosmeceutical.

We believe that our stem cell therapy candidate for diabetes may have key advantages compared to competitors’ therapies.

For example, our non-embryonic stem cell therapy for Type 1 diabetes is being developed for clinical transplant administration based on the FDA approved Edmonton Protocol for therapeutic transplantation of cadaveric islet transplant (extraction of beta cells from the pancreas of a deceased donor.).The Edmonton Protocol is named for the islet transplantation group at the University of Alberta, Edmonton, where the protocol was first devised in the late 1990s, and published in The New England Journal of Medicine in July 2000. Most competitors are developing cellular therapies for this disorder by modifying the cells or their preprogrammed developmental pathways through re-engineering and the introduction of external biochemical factors, not naturally present in the human body.

Competition

Each of our products and areas of development is subject to intense competition from other entities that may have substantially greater resources than we do. Stem cell therapies for diabetes and cardiac injury are being developed by a number of companies. Our stem cell therapeutic development program is, to the best of our knowledge, distinguishable from those of the competitors on the basis of several factors. Competitors’ stem cell therapy candidates rely on re-engineering or modifying cell characteristics that will require multiple validation and safety studies before advancing to clinical trials with patients. Our approach is to develop from bone marrow and umbilical cord blood stem cells and organ specific stem cell candidate therapies that comply with FDA protocols already in effect for therapeutic transplantation with such stem cells. Our cells are derived from the patient’s own body and thus have a lower chance of rejection by the body. For example, our diabetes cell therapy is based on a cell we obtain from the patient’s own organ. We hope to utilize, the Edmonton Protocol in order to administer the patient’s selected cells, into that patient’s liver. As a result, we hope to reduce the time and expenses associated with a Phase I trial by the FDA. Successful phase one trial requires us to demonstrate limited adverse reaction to the therapy and efficacy.

One of our competitors, Novocell, Inc., has developed a beta cell from an embryonic stem cell. Although this technology is preclinical, it is based on an allogeneic model that will require immune suppression, i.e. suppression of the immune response, by drugs or radiation, in order to prevent rejection or to control autoimmune diseases for life. In contrast, our identification of a stem cell in the human pancreas may lead to an autologous therapy for both Type 1 and Type 2 diabetes. Other major competitors include Regentech, Inc. Regentech, Inc. is developing an expansion technology based on a physical device (known as a reactor) to promote cell expansion. Similar technology has also been developed by Pluristem, Inc. Both reactors allow for expansion of cord blood stem cell but are limited in the number of generations produced without differentiation (five generations before differentiation). A reactor is a device, essentially an incubator for cells and is not a medium. The use of a reactor requires a medium. Our medium does not require a reactor. Our medium works in any device, including petri dishes, bottles, plastic sacks as well as with reactors. Thus, we anticipate that we can sell our medium to a far broader clientele. We describe our medium and our expansion without differentiation technology in the discussion relating to our CB-500 technology below.

Our expansion technology is based on our unique growth medium and not a reactor. We anticipate that we can generate replication without genomic changes.

We are unaware of any companies that have cosmeceutical technologies similar to the ones we have developed. . However, a substantial number of companies are offering anti-aging cosmetics. Many physicians offer Botox and laser therapies. None of them includes a protein such as our patent pending protein, NC-138, which occurs in women during pregnancy. Pending the outcome of further testing of our cosmeceutical, we are not claiming that our cosmeceutical has more advantageous anti-aging properties than other products.

Our Current and Future Products

All our products need development except our cosmeceutical products which are in production and scheduled for marketing commencing the third quarter of 2010.

Future Products

Human Embryonic Stem Cell (hES) Growth Platform (stem cell growth media and matrix). This technology was co-developed by Michael Cohen and JHU and has been assigned to our subsidiary, National Stem Cell. The license agreement specifies an initial payment to JHU and a royalty on sales of which there have been none to date. The work leading to the license performed by Michael Cohen and JHU resulted in a lawsuit against our subsidiary National Stem Cell for nonpayment of fees which was settled by an upfront payment of $10,000 and a final payment of $190,000 due on July 30, 2010. The basic agreement cites that we will reimburse JHU for all costs associated with the preparation, filing, maintenance, and prosecution of patent rights incurred by JHU. The agreement on which the lawsuit was based grants JHU a 3% royalty on sales of licensed products.

Product

Patent Application #

Stage of Development

1. Platform CB-500

60-839,124

Pre-clinical

2. Platform ES-400

60-830,668

Pre-clinical

3. E.S.E.F-99 Device

60-847,645

Pre-clinical

These growth platforms are unique because they are free of animal or human blood components (“serum free") and free of animal product (“xeno free"). Instead, the platforms are based on components that are FDA approved for transplant for human beings. Thus, the growth platforms differentiate themselves from other platforms on the market, of which our management is aware, in that all other platforms contain either serum or xeno products or both. Our platform ES-400 is both an enriched fluid which constitutes a complete medium and scaffolding, consisting of human collagen-based matrix for the growth of stem cells, whose components are FDA approved for human transplant.

We anticipate that the combination of our Platform ES-400 with E.S.E.F. 99 will reduce the possibility of aneuploid cell cultures in progressive generations of stem cells. Aneuploidy is a type of chromosome abnormality involving an abnormal number of chromosomes. An extra or missing chromosome is a common cause of genetic disorders such as birth defects. Some cancer cells also have abnormal numbers of chromosomes. Aneuploidy occurs during cell division when the chromosomes do not separate properly between the two cells which are the product of the cell division.

E.S.E.F. 99 filters abnormal cells which are formed during the process of separation of progressive stem cells grown on traditional media. Thus, we anticipate that stem cells grown on the ES-400 Platform will achieve the same positive results as stem cells grown on other platforms.

Further testing of our matrix and growth medium is needed before we can be certain of the absence of aneuploidy.

Platform CB-500 is a complete medium and scaffolding whose components are based on umbilical cord blood. We believe that this product is important for the future of stem cell therapy as we believe that it provides for the accelerated growth of cells without differentiation (without genomic change so that derived cells are identical to the initial cells) for the purposes of therapies developed by us or other companies.  Further, because our platforms do not utilize any animal products, the possibility of contamination associated with the transmission of diseases from animals to humans is removed. A medium is a feeder material and growth factor in which cells grow. Scaffolding is the collagen substructure onto which cells adhere in order for them to expand. Our platform is both a medium and scaffolding.

After completing our pre-clinical trials, these products need to be subject to rigorous FDA trials. There is no guarantee that we will achieve sufficient funding for FDA trials and, even if we do raise sufficient funds, that our products will survive FDA trials.

We cannot guarantee results; and further testing is needed to confirm our management's belief that stem cells grown on the ES-400 platform will achieve the same positive results as stem cells grown on other platforms.

Products related to cord blood storage.

This technology was developed by Michael Cohen, our President and CEO, who assigned the rights to us for shares of our common stock. No royalties are due and we are responsible for patent prosecution, maintenance and infringement matters.

Product

Patent Application #

Stage of Development

4. FlexPak-5

11-038,119

Seeking manufacturers

FlexPak-5 is our unique cord blood banking cryopreservation bag, used for internal purposes only that we believe with further testing and verification will provide us the ability to bank cord blood in aliquot (an exact division of the cord blood into units for future expansion). What makes FlexPak 5 unique is that it is, to the best of our knowledge, the only product that separates cord blood units in a closed system (a system that has no human touch from the beginning of the process to the end of the process) into five units that may be separated, while still cryopreserved, into individual units. Each unit is segregated by volume in order to provide for optimum expansion capabilities. We believe that no regulatory approval is required. We anticipate that the product will be of use to us once we complete development and FDA approval of our stem cell expansion technology.

Current Products

Products related to cosmetics products. This technology was co-developed by Michael Cohen, our President and CEO, and Jacob Cohen, his brother, and all rights thereto were assigned to them; and they then assigned the rights to Proteoderm.

Product

Patent Application #

Stage of Development

5. E.G. Cosmeceutical

60-875,553

Completed

6. C.B. Cosmeceutical

60-875,558

Completed

Our cosmetic products utilizing the Secreted MatrixTM and Matrix NC-138TM were developed by our subsidiary, Proteoderm, and by San-Mar Laboratories, Inc. based on cosmeceutical technologies which describe the Matrix NC-138TM (a material secreted by stem cells) for which Michael and Jacob Cohen applied for patents and have assigned them to us. San-Mar has been contracted to produce Proteoderm cosmeceutical products based on its Matrix NC-138TM technology.

U Miami has begun producing the Matrix NC-138TM and has the capability of producing the Matrix NC-138 in large volumes and at a reasonable price. Our supply contract with U Miami has expired but we have received oral indications that it will be extended for three years.

The patent applications for the technologies for Matrix NC-138TM, originally developed by Michael Cohen and Jacob Cohen (brothers) were assigned to us in July, 2009, for consideration of 50,000 Shares of Series C Preferred Stock, issued jointly to Messrs. Cohen. We in turn, assigned all of the rights to the technologies to Proteoderm. As additional consideration, Messrs. Cohen received the right to receive 20% of the outstanding shares of the common stock of Proteoderm, in the event it should become a public company. The license provides that research and development as well as funding and patent obligations are the responsibility of the licensee. No fees have been paid to date and no royalties will be paid to Messrs Cohen. No potential payments, whether milestone or otherwise, will be made under this license agreement. Term is perpetual unless we become bankrupt or make an assignment for creditors, in which event all rights revert to Messes. Cohen.

In January, 2009, we entered into an agreement with two China-based companies, China Biopharma, Inc., which distributes pharmaceuticals and cosmetics in China, and Sinoquest Investment Ltd., which controls several pharmaceutical and cosmetic distribution companies in China. Under the terms of that agreement, we will provide the ingredients of our cosmeceutical kit containing a day cream, night cream, under eye serum, exfoliant and cleanser with the Matrix NC-138TM, in bulk, and China Biopharma and Sinoquest will market and sell the products in China, Hong Kong and Taiwan. We can give no assurance that we will make substantial sales pursuant to this agreement. The term of the agreement was three years; and over and above the price per kit set forth below, the purchasers were obligated to pay us a royalty of $15 per kit on net sales. The purchasers were obligated to purchase 10,000 units per year commencing the date of the first order. The purchasers were additionally obligated to purchase Proteonomix stock in the open market at a level equal to 5% of gross sales less returns and to retain purchased shares for a period of one year before selling them. The purchasers were also obligated to create a “Wholly Owned Foreign Enterprise" (“WOFE") owned 60% by us and 40% by the purchasers. The WOFE has not been formed.

We received the first order for the materials for the production of 10,000 kits at $100 per unit. Pursuant to the terms of the purchase order, we had to demonstrate our financial ability to manufacture the raw materials for 50,000 units before payment for the first order would be made. We were unable to demonstrate our financial ability to manufacture 50,000 kits and the purchase order expired. However, we have entered into an oral purchase order with China Biopharma and Sinoqest under which the order has been reinstated on the following terms and conditions. The prior requirement that we demonstrate our financial credibility with cash or cash equivalents of $1,000,000 has been waived. However, the requirement that we produce and sell cosmeceutical kits in the United States remains. In addition, the purchasers may elect to purchase pre-packaged kits at a price to be negotiated. The purchasers are obligated to obtain permission for importation of our cosmeceutical from the State Food and Drug Administration (SFDA), the Chinese government regulatory authority in charge of safety management of drug, food, health food and cosmetics. We anticipate, based on our conversations with management of the Chinese purchasers that the SFDA will approve our cosmeceutical in third quarter of 2010.

Among the functions of the SFDA are the following:

to organize relevant authorities to draft laws and regulations on the safety management of food, health food and cosmetics; organize relevant authorities to formulate comprehensive supervision policy, work plan and supervise its implementation;

to exercise comprehensive supervision on the safety management of food, health food and cosmetics in accordance with laws; organize and coordinate supervision work on the safety of food, health food and cosmetics carried out by relevant authorities;

to organize and carry out investigation and impose punishment on serious safety accidents of food, health food and cosmetics; delegated by the State Council, organize, coordinate and conduct specific law-enforcement campaigns over safety of food, health food and cosmetics nationwide; organize, coordinate and collaborate with relevant authorities in carrying out emergency rescue work on serious safety accidents of food, health food and cosmetics;

to comprehensively coordinate the testing and evaluation for the safety of food, health food and cosmetics; formulate provisions on releasing of supervision information for safety of food, health food and cosmetics in conjunction with relevant authorities and monitor their implementation; sum up safety information of food, health food and cosmetics from relevant authorities and release it to the public regularly.

to be in charge of drug registration, draw up, revise and promulgate national standard of drugs; draw up criteria for marketing authorization of health food; review and approve health food; set up classification system for prescription drugs and OTC drugs; establish and improve ADR monitoring system; be responsible for drug reevaluation, review drugs to be withdrawn and formulate a national essential medicines list;

We have ordered the packages for our cosmeceutical products and are developing our website in order to begin sales of our cosmeceuticals in the United States. We anticipate sales to begin in the third quarter of 2010.

The cosmeceutical kits will be ready for shipment to customers as soon as the production process is complete estimated in the third quarter of 2010.The kits have been formulated by us working with San Mar Laboratories, Elmsford, New York. San-Mar operates a facility of in excess of 100,000 square feet which includes laboratories, clean rooms, mixing rooms, labeling machinery and picking and packing lines. Pursuant to an oral agreement, San-Mar will mix, bottle, label, pack and ship our cosmeceutical kits for a period of four years which commenced September 1, 2007. We have the right every calendar quarter to find competitive bids for the same services; and if San-Mar cannot match them within 10%, we have the right to change service vendors.

U Miami has entered into an exclusive agreement with us to manufacture Matrix NC-138TM as a product for our subsidiary Proteoderm. U Miami manufactures the material in a good manufacturing facility (GNP). The agreement with U Miami has expired and we are negotiating an extension. In the absence of successful negotiation, we will have to seek another supplier; and there is no assurance that we can find one.

We have sufficient funds through a loan from Michael Cohen, our President and Chief Executive Officer, to manufacture and package the raw material for 10,000 kits. Michael Cohen advanced the Company without documentation $95,000 on December 30, 2009. The loan is non-interest-bearing and is payable on demand.

Product related to Expansion Technology

We anticipate replication without any genomic changes but cannot offer assurance that we can accomplish this objective. Based on our current findings, and as we continue our progression into the expansion of human umbilical cord blood, we anticipate that we will have enough data for the FDA Phase I trial, although no guarantees can be given. This technology is extremely important to cord blood banking. The ability to expand cord blood will allow us to increase our underlying inventory while maintaining a sample of the original material indefinitely. Thus we believe we can provide units to multiple recipients from cord blood from one donor. Once our expansion technology is approved by the FDA and in conjunction with our aliquot system when fully developed, expansion of stem cells would allow multiple uses through the increase in supply which we anticipate would be the result of the combination of expansion technology and the aliquot system. We are gathering pre-clinical data, but have not commenced clinical trials or FDA trials. In addition, the expansion technology combined with our patent pending aliquot system, we believe, with further testing, will provide for an increase in supply. Currently other companies use a single cryopreservation format for the storage of cord blood. Once the unit is unfrozen the cord blood must be transplanted. Thus the units of other cord blood banks are single use only and can only be used for one patient once unfrozen.

For development of our islet cells, in conjunction with academic institutions, we anticipate that we will need substantial funding for the continuation of our pre-clinical research and development in 2010 in the approximate amount of $5 million; Phase I of approximately $3 million; Phase II $20 million; and phase III $100 million.

Patents

The Company has applied for the patents set forth above but none have been granted as of yet. The Company has retained patent counsel to protect its intellectual property rights. We are aware of no actual or potential infringement claims, either asserted by or against us or any material exposure or significant gaps, either actual or foreseeable, with respect to our efforts to protect its intellectual property. All the Company’s patent protection measures may not be sufficient in the event of an adverse claim, although the Company performs an exhaustive patent search before attempting to patent a technology.

Licenses Recap

Michael Cohen licensed the following products to the Company subject to a 3% royalty on net sales of licensed products to JHU. No milestone payment will be made.

Product

Patent Application #

Platform CB-500

60-839,124

Platform ES-400

60-830,668

E.S.E.F-99 Device

60-847,645

Michael Cohen licensed the following products to the Company. No milestone payment will be made.

Product

Patent Application #

FlexPak-5

11-0381

Michael Cohen and Jacob Cohen licensed the following products to the Company. No milestone payment will be made.

Product

Patent Application #     Stage of Development

E.G. Cosmeceutical

60-875,553

Completed

C.B. Cosmeceutical

60-875,558

Completed

The license provides that research and development as well as funding and patent obligations are the responsibility of the licensee. No fees have been paid to date and no royalties will be paid to Mr. Cohen. No potential payments, whether milestone or otherwise, will be made under this license agreement. Term is perpetual unless we become bankrupt or make an assignment for creditors, in which event all rights revert to Mr. Cohen.

The Company licensed its cosmeceutical technologies from Michael Cohen and his brother Jacob Cohen in July, 2009 for consideration of 50,000 Shares of Series C Preferred Stock and assigned the licenses to Proteoderm. As additional consideration, Messrs. Cohen received the right to receive 20% of the outstanding shares of the common stock of Proteoderm in the event it should become a public company. The license provides that research and development as well as funding and patent obligations are the responsibility of the licensee. No fees have been paid to date and no royalties will be paid to Messrs. Cohen. No potential payments, whether milestone or otherwise, will be made under this license agreement. Term is perpetual unless we or Proteoderm become bankrupt or make an assignment for creditors, in which event all rights revert to Messrs. Cohen.

ITEM 2.  PROPERTIES

The Company subleases its current operations office and laboratory space at 187 Mill Lane in Mountainside, New Jersey in from BioGenetics pursuant to an oral month-to-month lease at $2,500 per month, including tax and utilities. The lease may be cancelled by either BioGenetics or by us on one month’s notice. The facility encompasses 1,680 square feet of combined office and laboratory space in a modern building.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been threatened to be sued by Maureen Abato, Esq. over a claim that she is owed 50,000 shares of our common stock for legal services she claims she provided to the Company, and by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies both claims.

The Company filed a lawsuit against Scott Crompton, an investor relations consultant of the Company (“defendant") on January 21, 2009, in the United States District Court for the District of New Jersey, alleging, breach of contract. A temporary restraining order was entered on February 4, 2009, blocking the sale of 10,334 shares of common stock that remain unsold from the total of 33,500 shares issued to the defendant for investor relations services. On February 22, 2010, the United States District Court for the Southern District of Florida dismissed the action against Scott Crompton for failure to prosecute. The Company has no intention of re-opening the case.

ITEM 4.  SUBMISSION OF VOTE TO SECURITIES MATTERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since the first quarter of 2007, the Registrant’s common stock has been traded on the Pink Sheets (other OTC) market and has been quoted under the symbol NHGI and subsequently under the symbol PROT. The trading market is limited and should not be considered to constitute an established trading market. The following table sets forth the range of high and low bid prices for the common stock for the fiscal quarters indicated. The table is taken from data provided by Google Finance and is adjusted for the Registrant’s 10:1 reverse split.

2008

Quarter Ended

High Bid Price

Low Bid Price

March 31, 2008

  1.00

0.31

June 30, 2008

  1.01

0.28

September 30, 2008

  2.99

0.07

December 31, 2008

12.90

0.55

2009

Quarter Ended

March 31, 2009

   9.00

3.15

June 30, 2009

   4.00

1.25

September 30, 2009

   3.00

1.25

December 31, 2009

   2.20

0.71

All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders.

As of December 31, 2009, there were 4,264,664 shares of our common stock outstanding held by 198 stockholders of record, solely based upon the count our transfer agent provided us as of that date. The number of stockholders does not include any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries, or broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future. We anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Delaware General Corporation Law prohibits us from declaring and paying a dividend on our capital stock at a time when we do not have either (as defined under that law) a surplus, or, if we do not have a surplus, or net profit for the year in which the dividend is declared and for the immediately preceding year.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination" with an “interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies. For purposes of Section 203, a “business combination" is defined broadly to include a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and, subject to certain exceptions, an “interested stockholder" is a person who, together with his or her affiliates and associates, owns (or within three years prior, did own) 15% or more of the corporation’s voting stock.

The Company’s transfer agent, Olde Monmouth Stock Transfer, Inc., is registered under the Securities and Exchange Act of 1934. Contact information for our stock transfer company is as follows:

Olde Monmouth Stock Transfer Co., Inc.

200 Memorial Pkwy

Atlantic Highlands, New Jersey 07716-1655

Penny Stock Status of our Common Shares

Our common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult to sell our common stock. The volatility of the price of our stock reflects market conditions. There was no significant impact from positive or negative business factors.

ITEM 6.  SELECTED FINANCIAL DATA

Proteonomix qualifies as a smaller reporting company as defined by Rule 229.10(f)(1) and is not required to provide the information required by this item.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes. You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this registration statement for the years ended December 31, 2009 and 2008. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this annual report.

General Business Overview

We are a biotechnology company engaged in the discovery and development of stem cell therapeutic and cosmeceutical products. We are developing pre clinical-stage therapeutic agents and treatments for diabetes, heart and lung diseases. Our discoveries involve non embryonic stem cell treatments.

We have developed technologies embodied in patent applications including a medium and scaffolding for enhancing the growth of stem cells, a growth platform for stem cells, a unique cord blood banking cryopreservation bag and cosmetic products utilizing a secreted matrix derived from stem cells. We have developed some of our intellectual property utilizing our management and advisory team in conjunction with third party universities and research centers. We have concentrated on our cosmeceutical treatment based on our licensed technology. In fiscal 2008, we completed the development of our cosmeceutical products and we anticipate sales to begin in the third quarter of 2010.

Azurel, Ltd. was incorporated on June 26, 1995 in the State of Delaware and marketed a line of fragrances. On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark until it was discharged from bankruptcy in December, 2005. In September 2006, Azurel, Ltd., through a share exchange agreement, acquired National Stem Cell Inc. and its subsidiary, The Sperm Bank of New York and changed its name to National Stem Cell Holding, Inc.

National Stem Cell had intellectual property consisting of research into immunological isolation of stem cell populations derived from umbilical cord blood and bone marrow and, in March 2006, began working with John Hopkins University and had developed multiple patents in stem cell expansion, stem cell growth and identification of particular types of stem cells.

The Sperm Bank of New York, an operating wholly-owned subsidiary of National Stem Cell, derives its revenue from the sale of donated sperm units to potential parents and from the cryopreservation of sperm units maintained by individuals for future use.

On July 8, 2008, the Company formed Proteoderm as a third wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides secreted by stem cells and incorporate them into uniquely formulated personal care products.

In August 2008, the Company changed our name to Proteonomix, Inc.

In an effort to place different technologies and therapies in different subsidiaries, the Company formed PRTMI, a wholly-owned subsidiary on January 5, 2010 and acquired StromalCel, Inc., a wholly-owned subsidiary in February 2010 for the cost of the formation of StromalCel, Inc. on December 24, 2009.

PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. PRTMI formed PRTMI RD, a company incorporated in the Dominican Republic in February, 2010.

StromaCel will develop therapies using stromal cells which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.

At present, StromaCel, Inc. and the PRTMI subsidiaries do not have any assets, including technology licenses. We cannot guarantee if and when either subsidiary will become operational.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking, including sperm, ova, ovarian tissue and testicular tissue.  In 2010 we anticipate the beginning of sales in the third quarter of our Proteoderm products.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, professional fees such as legal and accounting, marketing expenses and advisory fees. We have increased our general and administrative expense for legal and accounting compliance costs, investor relations and other activities associated with operating as a publicly traded company.  We have strengthened our administrative capabilities through various consulting agreements. Continued increases will also likely result from additional operational, financial, accounting and advisory contracts.  The majority of our expenses were paid by stock based compensation agreements.

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $5,405,316 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

YEAR ENDED DECEMBER 31, 2009 VS.YEAR ENDED DECEMBER 31, 2008

Revenue

For the year ended December 31, 2009 revenue was $141,647, an increase of $9,609 from $132,038 for the same period in 2008. This was a result of an increase in sales of SBNY.

Direct costs for the year ended December 31, 2009 increased by $5,681 for the year ended December 31, 2008 because of an increase in sales at SBNY.

Operating Expenses

Operating expenses include all three subsidiaries operating in 2009, including indirect labor, stock based compensation, professional, consulting and marketing fees, other general and administrative expenses and depreciation and amortization which were $3,937,199 for the year ended December 31, 2009 compared to $4,969,436 for the same period in 2008, a decrease of $1,033,333. The decrease is a result of the following: an increase in research and development expenses of $115,646, an increase of wages and wage related expenses of $228,307, an increase of stock based compensation of $15,395, a decrease of fees, consisting mainly of legal, accounting, and product marketing fees, the legal and accounting fees were paid in stock which was valued at market for the date of issuance, of $1,404,575 an increase of other general and administrative expenses of $27,289 and no change in depreciation. The stock based professional and consulting fees for 2009 relate to legal, internal accounting, marketing and advisory fees. In 2008 the stock based professional and consulting fees included legal, internal accounting, real estate consulting (negotiating an exit to a multi-year lease) and marketing fees for the development of the Proteoderm name and concept. All valuations are based on the market price of our common stock at the date of issuance as contracts with consultants and professionals were based on the issuance of shares of our common stock and not on a specific dollar amount. When considering the above changes in operating expenses please refer to the heading “Stock Based Compensation” below. As a result, our expenses as set forth in our financial statements will vary as a result of the price of our common stock at the dates of stock issuances for services and not for other economic reasons.

RESULTS OF OPERATION AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Years Ended December 31,
	2009	2008
	(amounts in thousands)
Net cash (used in) operating activities	$(205,796)	$(111,415)
Net cash (used in) provided by investing activities	$-	$-
Net cash provided by financing activities	$305,508	$111,530

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the year ended 2009, the Company had limited operating abilities, and, as a result, had negative cash flow from operations.

We had cash of approximately $99,827 at December 31, 2009 and a working capital deficit of $4,568,923.  The primary areas of funding were the proceeds received from notes payable - related parties of $305,508; an increase in accounts payable and accrued expenses of $729,743. We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. Our current operating expenditures are approximately $125,000 per month to support our operations; and under our projected growth plan, we expect to triple that amount to approximately $375,000 per month in fiscal 2010. Our monthly cash burn rate is $95,000. Along with revenues from our existing contracts and sales at SBNY, we believe that we will need to raise capital to address the reduction in debt required for us to grow, become effective and to allow us to stay in business. We estimate that we will require approximately $2,000,000 in additional capital to sustain our operations at their current level through fiscal 2010 and that we will require as much as $3,000,000 in additional revenues or $3,500,000 in additional funding to achieve our projected growth plan.

Although we believe the additional capital we will require will be provided either through new equity investment, debt and/or increased revenue from the sale of our cosmeceuticals products, we cannot assure that the equity investment will be made, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing would impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern. We are attempting to raise capital through share issuance but we have no specific timetable. Our management team is meeting with institutions and investment bankers in an effort to raise debt or equity funding. The Company has not received any definitive proposal. It has no specific timetable for raising additional equity. The current cash burn rate is covered either by the management team or by stock issuances. Debts are covered by stock issuances or conversion to debt instruments. The Company’s only source of revenue to date is SBNY which reported revenues of $141,647 for the year ended December 31, 2009 and a net loss of $3,858,012 and revenues of $132,038 with a net loss of $4,969,436 for the fiscal year ended December 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Effect of Inflation

Inflation and changing prices are not generally a material factor affecting our business. General operating expenses such as salaries, employee benefits, advisory fee and lease costs are, however, subject to normal inflationary pressures

CRITICAL ACCOUNTING POLICIES

General

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

We believe that the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

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

We account for non-employee stock-based compensation expense under ASC 505“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". We utilize the fair value of the option issued to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the non-employee has been reached or the performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

In May 2009, the FASB published ASC 855, “Subsequent Events" (“ASC 855"). ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009.

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (“ASC 470-20-65"). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" (“ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (“ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets". This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities", (“ASC 815"). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

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

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805"). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

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

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into and do not expect to enter into hedging or derivative instrument arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's audited financial statements for the fiscal years ended December 31, 2009 and 2008 are attached to this annual report.

PROTEONOMIX, INC.
FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Proteonomix, Inc.

Mountainside, NJ

We have audited the accompanying consolidated balance sheets of Proteonomix, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proteonomix, Inc. as of December 31, 2009 and 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

March 26, 2010

PROTEONOMIX, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2009	2008
Current Assets:
Cash and cash equivalents	$ 99,827	$ 115
Accounts receivable, net	41,813	137,435
Inventory	192,465	191,775

Total Current Assets	334,105	329,325

Fixed assets, net of depreciation	41,077	50,226

Other Assets:
Intangible assets, net of amortization	35,839	40,596

Total Other Assets	35,839	40,596

TOTAL ASSETS	$ 411,021	$ 420,147

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue preferred stock	$ -	$ 2,000
Obligation to issue common stock	1,733,606	5,707,436
Current portion of notes payable - related parties	417,631	112,123
Current portion of notes payable	392,675	392,675
Accounts payable and accrued expenses	2,359,116	1,629,373

Total Current Liabilities	4,903,028	7,843,607

Total Liabilities	4,903,028	7,843,607

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 and 0 shares issued and outstanding	200	-
Preferred stock Series B - 6 and 0 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 and 0 shares issued and outstanding	50	-
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 4,264,664 and 2,360,874 shares issued and outstanding	4,265	2,361
Additional paid-in capital	11,401,466	4,614,155
Retained earnings (deficit)	(15,897,988)	(12,039,976)

Total Stockholders’ Equity (Deficit)	(4,492,007)	(7,423,460)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 411,021	$ 420,147

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEARS ENDED
	DECEMBER 31,
	2009	2008

OPERATING REVENUES
Sales	$ 141,647	$ 132,038

COST OF GOODS SOLD
Inventory - beginning	191,775	197,995
Purchases	23,882	11,291
	215,657	209,286
Inventory - end	(192,465)	(191,775)
Total Cost of Goods Sold	23,192	17,511

GROSS PROFIT (LOSS)	118,455	114,527

OPERATING EXPENSES

Research and development	115,646	-
Wages and wage related expenses	578,810	350,503
Professional, consulting and marketing fees	2,722,935	4,127,510
Other general and administrative expenses	505,902	478,613
Depreciation and amortization	13,906	13,906
Total Operating Expenses	3,937,199	4,970,532

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,818,744)	(4,856,005)

Interest income (expense), net	(39,268)	(209,681)
Forgiveness of payables	-	96,250
Total Other Income (expense)	(39,268)	(113,431)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,858,012)	(4,969,436)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (3,858,012)	$ (4,969,436)

NET LOSS PER BASIC AND DILUTED SHARES	$ (1.16)	$ (2.33)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,325,274	2,131,002

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2007	-	$ -	-	$ -	-	$ -	1,554,568	$ 1,555	$ 1,975,930	$ (7,070,540)	$ (5,093,055)
Shares issued in conversion of debt	-	-	-	-	-	-	582,200	582	1,318,035	-	1,318,617
Shares issued for services	-	-	-	-	-	-	224,106	224	1,320,190	-	1,320,414
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,969,436)	(4,969,436)

Balance December 31, 2008	-	-	-	-	-	-	2,360,874	2,361	4,614,155	(12,039,976)	(7,423,460)
Preferred shares issued for obligation to issue shares	200,000	200	6	-	-	-	-	-	1,800	-	2,000
Preferred shares issued in accordance with agreement with CEO	-	-	-	-	50,000	50	-	-	-	-	50
Shares issued for obligation to issue shares	-	-	-	-	-	-	1,137,990	1,138	5,081,642	-	5,082,780
Shares issued for services	-	-	-	-	-	-	765,800	766	1,688,474	-	1,689,240
Stock based compensation on options issued	-	-	-	-	-	-	-	-	15,395	-	15,395
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(3,858,012)	(3,858,012)
Balance December 31, 2009	200,000	$ 200	6	$ -	50,000	$ 50	4,264,664	$ 4,265	$ 11,401,466	$ (15,897,988)	$ (4,492,007)

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEARS ENDED
	DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,858,012)	$ (4,969,436)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,906	13,906
Common stock issued for consulting services	1,689,240	1,320,414
Preferred stock issued for agreement	50	-
Accrued interest added to loans payable	-	57,675
Forgiveness of payables	-	(96,250)
Stock based compensation	15,395	-
Obligation to issue common shares - services	1,108,950	2,799,906

Changes in assets and liabilities
(Increase) in accounts receivable	95,622	(3,236)
Decrease in inventory	(690)	6,220
Increase (decrease) in accounts payable and
and accrued expenses	729,743	759,386
Total adjustments	3,652,216	4,858,021

Net cash (used in) operating activities	(205,796)	(111,415)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in cash overdraft	-	(593)
Capital contribution	-	-
Proceeds from notes payable - related parties	305,508	112,123
Proceeds from notes payable	-	-

Net cash provided by financing activities	305,508	111,530

NET INCREASE IN CASH AND CASH EQUIVALENTS	99,712	115

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	115	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 99,827	$ 115

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 1,689,240	$ 1,320,400
Conversion of obligation to issue common shares to common stock and paid in capital	$ 5,082,780	$ 2,489,667
Conversion of obligation to issue preferred shares to preferred stock and paid in capital	$ 2,000	$ -

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

Proteonomix, Inc. (the “Company") is a Delaware corporation incorporated on June 26, 1995 as Azurel, Ltd. In September 2006, Azurel, Ltd. changed its name to National Stem Cell Holding, Inc. and then in August 2008 the name of the Company was changed to Proteonomix, Inc.

Azurel, Ltd. was incorporated on June 26, 1995 in the State of Delaware and marketed a line of fragrances. On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark until it was discharged from bankruptcy in December, 2005. Control was changed in September 2006 when Azurel acquired National Stem Cell, Inc. and its subsidiary, The Sperm Bank of New York, Inc. through a share exchange agreement.  In this transaction the common stock was reverse split 1:37. Azurel subsequently changed its name following the acquisition. Then again in August 2008, the Company reverse split its stock 1:10 when the name was changed to Proteonomix, Inc.

On January 14, 2005, National Stem Cell, Inc. acquired The Sperm Bank of New York, Inc. a company established in 1997 operating as a reproductive cell and tissue bank. National Stem Cell, Inc. acquired The Sperm Bank of New York, from its sole shareholder, for a note payable in the amount of $150,000 and acquired the accounts receivable and inventory valued at $150,000. On January 13, 2006, National Stem Cell Inc. converted the note payable into 21,866 shares of common stock. The acquisition was treated as a purchase transaction.

On July 8, 2008, the Company formed Proteoderm, Inc. as a wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides and growth hormones secreted by stem cells and incorporates them into uniquely formulated personal care products. Proteoderm, Inc. has generated no revenues since inception.

On January 5, 2010, the Company formed the Proteonomix Regenerative Translational Medicine Institute, (“PRTMI”), as a wholly-owned subsidiary. PRTMI will focus on the translation of research in stem cell biology and cellular therapy to clinical applications of regenerative medicine.  PRTMI formed PRTMI RD, a company incorporated in the Dominican Republic in February, 2010.

On February 24, 2010 the Company acquired StromaCel, Inc., a wholly-owned subsidiary for the price of its formation cost on December 24, 2009.  The mission of StromaCel is to develop therapies using stromal cells. Stromal cells are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis.

The Company owns and operates five subsidiaries, The Sperm Bank of New York, Inc., Proteoderm, Inc., National Stem Cell, Inc., PRTMI and StromaCel, Inc.  Only the first three are owned as of December 31, 2009.

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

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB") Accounting Standards Codification (“ASC") 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs").

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $3,858,012 and $4,969,436 for the years ended December 31, 2009 and 2008 respectively.  In addition, the Company has a working capital deficit in the amount of $4,568,923 as of December 31, 2009. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on many factors. These factors include the final phase of development of their pre-clinical stage therapeutic agents being successful as well as product implementation and distribution.

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

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. Certain of these costs would be reduced by government grants and investment tax credits where applicable. The Company has never had any government grants or investment tax credits.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $162,437 for doubtful accounts at December 31, 2009.

Accounts receivable will generally be due within 30 days and collateral is not required.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2009 no additional accrual for income taxes is necessary.

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

DECEMBER 31, 2009 AND 2008

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

                                                               December 31,  December 31,

2009

2008

Net loss

$(3,858,012)          $(4,969,436)

Weighted-average common shares

Outstanding (Basic)

    3,325,274             2,131,002

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

   2,000,000                          -

Stock options

                           -

                   -

Warrants

                           -

       -

Weighted-average commons shares

Outstanding (Diluted)

    5,325,274               2,131,002

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments". The adoption of this principle had no effect on the Company’s operations.

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

DECEMBER 31, 2009 AND 2008

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in two distinct reporting segments, one for the sperm bank division and one for its stem-cell and skin care divisions as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $192,465 as of December 31, 2009 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

DECEMBER 31, 2009 AND 2008

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805"). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities", (“ASC 815"). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets". This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (“ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" (“ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (“ASC 470-20-65"). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

In May 2009, the FASB published ASC 855, “Subsequent Events" (“ASC 855"). ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. Management has evaluated subsequent events through March 26, 2010, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 3 -FIXED ASSETS

Fixed assets as of December 31, 2009 and 2008 were as follows:

Estimated

Useful Lives       December 31,      December 31

(Years)                     2009                  2008

Computer Equipment

5

$13,281

$13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (27,402)            (18,253)

Fixed assets, net

$41,077             $50,226

There was $9,149 and $9,149 charged to operations for depreciation expense for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets as of December 31, 2009 and 2008 were as follows:

Estimated

Useful Lives    December 31,      December 31

(Years)              2009                      2008

Patents and Trademarks

10

       $47,566

           $47,566

Less: accumulated amortization                                               (11,726)                (6,970)

Intangible assets, net                                                              $35,839                $40,596

There was $4,757 and $4,757 charged to operations for amortization expense for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 - PROMISSORY NOTES

The Company has outstanding $392,675 in promissory notes payable as of December 31, 2009 and 2008, respectively. There is $39,268 of accrued interest included in accounts payable and accrued expenses on these notes as of December 31, 2009.  The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none remain outstanding as of December 31, 2009.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 5 - PROMISSORY NOTES (CONTINUED)

The Company entered into these promissory notes between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the noteholders to cure a default under the note and extended the due date to January 30, 2009. The Company is currently in default of these agreements as they remain outstanding. The noteholders have waived any default provisions associated with the notes. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008.

The Company is currently negotiating with the promissory note holders and anticipate that within the first two quarters of 2010 the Company will achieve resolution of this issue. The Company has accrued interest in the amount of $39,268 for 2009 at 10%. The Company cannot give any assurance that these negotiations will be successful.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $417,631 and $112,123 as of December 31, 2009 and 2008, respectively. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts as the repayment of the advances are made on a recurring basis. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities.

In addition, the Company has other related party payables outstanding that consist of accrued compensation to the President and CFO of the Company totaling $925,000 and $525,000 as of December 31, 2009 and 2008, respectively. These amounts have been included in current liabilities on the consolidated balance sheets.

NOTE 7 - LICENSING AGREEMENT

The John Hopkins University

On November 14, 2005, the Company entered into an intellectual property licensing agreement with The John Hopkins University (“JHU"). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.

Due to certain internal JHU intellectual property timeline issues regarding technology development with the Company and the Company’s failure to pay fees in connection with the development, JHU discontinued the Company’s research plan and terminated the agreement.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 7 - LICENSING AGREEMENT (CONTINUED)

During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable. As of December 31, 2009 and 2008, the Company has $190,000 outstanding, respectively to JHU under the terms of the agreement.  The remaining balance of $190,000 is due by July 30, 2010.

NOTE 8 - COMMITMENTS

Lease Agreement

The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is approximately $2,500 per month.

Employment Agreements with Officers

The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement through December 31, 2009. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 9) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust; and c) an increase in the vehicle allowance to $1,000 per month.

On July 1, 2009, we entered into an employment agreement with Robert Kohn, pursuant to which Mr. Kohn serves as Chief Financial Officer until June 29, 2012. Pursuant to the agreement, Mr. Kohn is entitled to receive a salary of $150,000 per annum which accrues until the Company has raised $1,500,000. Mr. Kohn will receive an additional $50,000 per annum if the Company receives $3,000,000 in debt, equity or joint venture funding and an additional $50,000 per annum if the Company receives $10,000,000 in debt, equity or joint venture funding. In addition, Mr. Kohn is entitled to the issuance of 250,000 shares of common stock upon the execution of the employment agreement as a signing bonus.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 8 -COMMITMENTS (CONTINUED)

The shares have not been issued and were subject to an oral agreement for a four month probationary period, which ended November 2, 2009. The Company was not obligated to issue shares until the probationary period had been met and the employee had not been terminated. Mr. Kohn also receives an additional 250,000 shares upon the spin-off of Proteoderm as a public company in the event such spin-off occurs during the term of the agreement.

In addition, Mr. Kohn receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Kohn is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of three years from July 1, 2009, unless terminated by the Company or Mr. Kohn by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for "cause," as such term is defined in the agreement. Upon termination, Mr. Kohn will only be entitled to accrued salary, and benefits which have vested at the time of termination.

Consulting Agreements

The Company has entered into consulting agreements with consultants to assist in developing the Company’s business. The agreements range in term from one-year to two-years. The agreements call for the issuance of common stock as the Company does not have sufficient cash flow to compensate its consultants with cash.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through December 31, 2009, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

Litigation

The Company has been threatened to be sued by Maureen Abato, Esq. over a claim that she is owed 50,000 shares of our common stock for legal services she claims she provided to the Company, and by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies both claims.

The Company filed a lawsuit against Scott Crompton, an investor relations consultant of the Company (“defendant") on January 21, 2009, in the United States District Court for the District of New Jersey, alleging, breach of contract. A temporary restraining order was entered on February 4, 2009, blocking the sale of 10,334 shares of common stock that remain unsold from the total of 33,500 shares issued to the defendant for investor relations services. On February 22, 2010, the United States District Court for the Southern District of Florida dismissed the action against Scott Crompton for failure to prosecute. The Company has no intention of re-opening the case.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 9 -STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of December 31, 2009 and 2008, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the consolidated financial statements are shown post-split.

In May 2009, the Company formally designated three series of preferred stock; the Series A Convertible Preferred Stock consists of 200,000 shares, convertible into common stock, each share for 10 shares of common stock; the Series B Preferred Stock which consists of 6 shares; and the Series C Preferred Stock which consists of 50,000 shares.

Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Company, prior to realizing that the preferred stock had not been properly authorized, assumed that it had issued 200,000 shares of Series A Preferred Stock in 2005 to its President. The 200,000 shares were thought to have been issued for a value of a $2,000 (par) as founders’ shares. As a result, the Company performed an informal valuation and determined there was no increase in the value of the preferred stock and as of December 31, 2008, there was a $2,000 obligation to issue preferred shares on the consolidated balance sheets, respectively. These shares were issued in May 2009.

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

On July 1, 2009, Michael Cohen and Jacob Cohen entered into a technology license agreement with Company relating to stem cell based cosmetic and cosmeceutical technologies they developed. The license agreement provides that they receive a) 50,000 Shares of the Company’s Series C Preferred Stock, par value $.001 per share and (b) the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust. Each share of Series C Preferred Stock shall be entitled to one hundred votes on all matters submitted to a vote of the Corporation’s shareholders. The 50,000 shares of the Series C Preferred Stock were issued in July 2009.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock (Continued)

December 31, 2009

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Fair Value	Intrinsic Value	Conversion to Common Stock
Series “A" (1)	January 2005	May, 2009	200,000	$.001	$2,000	$2,000	10:1
Series “B" (1)	January 2005	May, 2009	6	$.001	<$1	<$1	None
Series “C" (2)	July 1, 2009	July 1, 2009	50,000	$.001	$50	$50	None

(1) Issued to the President and CEO, Michael Cohen authorized in January 2005 as Founder’s shares.

(2) Issued equally to the President & CEO, Michael Cohen and his brother Jacob Cohen for the development of the Proteoderm products.  Michael Cohen and Jacob Cohen have the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company.

 December 31, 2008

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Fair Value	Intrinsic Value	Conversion to Common Stock
Series “A" (1)	January 2005	May, 2009	200,000	$.001	$2,000	$2,000	10:1
Series “B" (1)	January 2005	May, 2009	6	$.001	<$1	<$1	None

(1)Issued to the President and CEO, Michael Cohen authorized in January 2005 as Founder’s shares.

Common Stock

As of December 31, 2009 and 2008, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 4,264,664 and 2,360,874 shares issued and outstanding as of December 31, 2009 and 2008, respectively.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

In the year ended December 31, 2009, the Company issued 1,137,990 shares of common stock for an obligation of shares to be issued valued at $5,082,780 and 765,800 shares for various services valued at $1,689,240, the fair value at the time the services were performed.

Warrants

The Company had granted 16,500 warrants to holders of certain of the promissory notes. The warrants were issued in 2007 and were to expire five years later. The exercise price of the warrants were $20.00 per share. The warrants were valued at a value of $108,854 utilizing the Black-Scholes method. The warrants were converted into shares of common stock for issuance in 2008. These shares have not been issued as of December 31, 2009.  At December 31, 2009 and 2008, there are no warrants outstanding.

The following is a breakdown of the warrants granted:

December 31, 2009

Warrants	Number	Exercise Price	Relative Value	Fair Value	Term
Outstanding at Beginning of Year	0
Warrants Converted into Common Stock in 2009	0
Warrants Outstanding at End of Period	0

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants – (Continued)

December 31, 2008

Warrant	Number	Exercise Price	Relative Value	Fair Value	Term
Warrants Granted and Issued 9/28/2007	16,500	$20.00			5 Years
Outstanding at Beginning of Year	16,500	$20.00	$82,158	$108,854	5 Years
Warrants Converted into Common Stock in 2008	16,500
Warrants Outstanding at End of Period	0

The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:

Expected term (in years)	5 years
Expected stock volatility	100%
Expected stock dividend yield	0%
Risk-free interest rate	3%
Fair value per warrant	$6.60
Number of warrants	16,500
Value of warrants	$108,854
Relative value of warrants	$82,158

The warrant agreements contained no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.  The entire $82,158 was reflected as a discount on the notes and was amortized completely in 2007 and included as interest expense.

Options

The Company had granted 20,000 options to a consultant in May 2009 for her work related to Proteoderm products. Of the 20,000 options, 10,000 were exercisable immediately with the remaining 10,000 exercisable upon completion of the consultant’s engagement. The options are to expire in five years.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options- (Continued)

The exercise price of the options is $2.50 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $1.5395, calculated based on an expected term of 5 years, expected stock volatility of 100%, expected stock dividend yield of 0%, and risk-free interest rate of 3%. The value of the 10,000 options that are expensed in May 2009 is $15,395.

December 31, 2009

Stock Options	Number	Exercise Price	Relative Value (3)	Fair Value	Term
Outstanding at Beginning of the Year	0
Options Granted in May 2009 (1)	20,000	$2.50	$15,395		5 Years
Options Outstanding at the End of the Period(2)	20,000	$2.50

December 31, 2008

Stock Options	Number	Exercise Price	Relative Value (3)	Fair Value	Term
Outstanding at Beginning of the Year	0
Options Granted	0
Options Outstanding at the End of the Period	0

   (1) Exercise price was based on the Fair Market Value of the common stock at date of grant.

   (2)  10,000 options will be exercisable at the end of the completion of the consulting contract, and 10,000 are currently exercisable as of December 31, 2009.

   (3) Relative value is based on the Black-Scholes method.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

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

At December 31, 2009, deferred tax assets consist of the following:

Net operating losses

$ 5,405,316

Valuation allowance

(5,405,316)

$      -

At December 31, 2009, the Company had a net operating loss carry-forwards in the amount of $15,897,988 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2009 and 2008 is summarized as follows:

2009

2008

Federal statutory rate

(34.0%)

(34.0%)

State income taxes, net of federal benefits

3.3

3.3

Valuation allowance

30.7

30.7

0

%

0

%

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 11 -

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted ASC 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash	99,827	-	-	99,827

Total assets	99,827	-	-	99,827

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 12 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into three separate distinct reporting segments. These segments are the sperm bank division and the stem-cell division which includes the minimal operating expenses of the skin care products.

Operating segment data for the year ended December 31, 2009 are as follows:

	Stem-Cell	Proteoderm	Sperm Bank	Total
Sales	$ -		$141,647	$141,647
Cost of sales	-		23,192	23,192
Gross profit	-		118,455	118,455
Operating expenses	3,708,725		214,568	3,923,293
Depreciation and amortization	13,906		-	13,906
Other income (expense)	(39,268)		-	(39,268)
Net income (loss)	(3,761,899)		(96,113)	(3,858,012)
Segment assets	176,838		234,183	411,021
Fixed Assets, net of depreciation	41,077		-	41,077

Operating segment data for the year ended December 31, 2008 are as follows:

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$132,038	$132,038
Cost of sales	-	17,511	17,511
Gross profit	-	114,527	114,527
Operating expenses	4,808,864	147,762	4,956,626
Depreciation and amortization	13,906	-	13,906
Other income (expense)	(113,431)	-	(113,431)
Net income (loss)	(4,936,201)	(33,235)	(4,969,436)
Segment assets	90,822	329,325	420,147
Fixed Assets, net of depreciation	50,226	-	50,226

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 13 – SUBSEQUENT EVENTS

Proteonomix Regenerative Translational Medicine Institute, Inc.

On January 5, 2010 the Company formed a wholly-owned subsidiary, PRTMI. PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. The mission of PRTMI is to undertake preclinical and clinical trials in regenerative medicine for delivery of cutting edge therapies overcoming delays caused by non-clinical considerations. PRTMI intends to interface with clinical and preclinical programs in order to identify potential therapies that can be accelerated into clinical studies. PRMTI will develop clinical protocols, organize manufacturing of cellular products for clinical use, and monitor compliance of clinical trials conducted by PRTMI with government and regulatory bodies. PRTMI will seek to acquire and strategically align itself with proven products in the market place that may provide cutting edge strategies when combined with the regenerative medicine therapies being developed by Proteonomix, its parent. Further, PRTMI will seek to provide a seamless transition between cellular manufacturing laboratories and patient care facilities.

The formation of PRTMI RD S.R.L., a corporation organized under the laws of the Dominican Republic as a subsidiary of Proteonomix Regenerative Translational Medicine Institute, Inc. ("PRTMI"), was announced on March 10, 2010. PRTMI RD intends to continue the translation in the Dominican Republic of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine and to seek a seamless transition between laboratories and patient care facilities in the DR. Neither Proteonomix, nor PRTMI or PRTMI RD has yet developed hospital affiliations in the DR.

StromaCel, Inc.

On February 18, 2010 the Company announced that it had formed a wholly-owned subsidiary, StromaCel, Inc. The mission of StromaCel is to develop therapies using stromal cells. Stromal cells are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.

Ashoke Agarwal, M.D. – Chief Scientific Officer of StromaCel, Inc.

On February 23, 2010, the Company entered into an employment agreement for a period of two years with Ashoke Agarwal, M.D., F.A.C.C. as Chief Scientific Officer of its subsidiary, StromaCel, Inc.  Under the terms of the agreement, the Company will employ Dr. Agarwal to advise the Company with regard to research and development of stem cells, stem cell expansion and the development of products based on stem cell technology and all other matters deemed reasonable by the Company related to diabetes and cardiac disease and as requested by the Company.

PROTEONOMIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 AND 2008

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

Ashoke Agarwal, M.D. – Chief Scientific Officer of StromaCel, Inc. (Continued)

Dr. Agarwal will receive 10,000 shares of Proteonomix per quarter for the two years, which will be exchanged for shares in StromaCel upon mutual agreement, if StromaCel ever trades on a public stock exchange. Dr. Agarwal will also be reimbursed all travel expenses related to his position.

Dr. Agarwal, 62 years old, became the Chief Scientific Officer for the Company's subsidiary, National Stem Cell, Inc. in June 2008 and became a member of the Scientific Advisory Board of the Company at the same time.  He is a cardiologist and  has been in private practice in the fields of Internal Medicine and Cardiology since 1983 and is affiliated with four hospitals in New Jersey. He was formerly Chairman of the Department of Medicine (1996-1998) and Section Chief of the Department of Cardiology (1999 - 2002) at Barnert Hospital, Paterson, New Jersey. He also served as Section Chief, Division of Cardiology at Passaic Beth Israel Hospital (1994 - 1996).

Kishore Ahuja, M.D.  and Multi-Center Cosmeceutical Study

On March 1, 2010 the Company and its subsidiary Proteoderm entered into a multi-center cosmeceutical study agreement with Kishore Ahuja, M.D. to be a clinical investigator to document the clinical benefits of the Proteoderm products on aging and aged skin, particularly with regard to wrinkles.  Dr. Ahuja will receive 15,000 stock options of Proteonomix exercisable at $3.50 per share with an expiration date of five years. The options will vest: 5,000 options immediately; 5,000 upon the entry of 150 patients who have consented to participate in the study and the remaining 5,000 options upon the delivery of the report at the conclusion of the study from all three centers.   Dr. Ahuja will receive cash compensation of $5,000 per center once the patients are enrolled at each center and $15,000 at the completion of the study.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Management of Proteonomix Inc., which consists primarily of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise of an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at December 31, 2009.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•

We intend to appoint additional members to our board of directors in 2010 and establish an audit committee

•

We intend to hire additional staff in 2010 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP.

•

We intend to hire internal audit staff to consolidate and concentrate the company’s efforts with the building of its five subsidiaries.

•

We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

Name

Age

Title

Michael Cohen

43

President, Chief Executive Officer and

Chairman of the Board of Directors

Kenneth Steiner

54

Chief Operating Officer

Antonio P. Moura

65

Treasurer

Robert Kohn

59

Chief Financial Officer

Roger Fidler

59

Director and General Counsel

Steven Byle

41

Secretary and Director

Ian McNiece, PhD

54

Vice-President, Scientific Development

Chief Scientific Officer

Michael Cohen, President, Chief Executive Officer and Chairman of the Board.

Michael Cohen has served as our President, Chief Executive Officer and Chairman of our board of directors since September 12, 2006. Michael Cohen began his career as a paramedic for NYC EMS in 1989. He joined Americorp Securities as a Vice President in its mergers and acquisitions department in 1994. He was instrumental in launching a number of successful IPOs at Americorp Securities. He was recruited by Dafna Construction in 1995 as its CFO and played a principal role in its growth and subsequent purchase. In 1997, Mr. Cohen joined Citigroup as a Vice President of Corporate Finance and managed a department in the risk management division of Salomon Smith Barney. In 2005, Mr. Cohen founded National Stem Cell Inc, our operating subsidiary. Mr. Cohen serves as our Chairman of the Board and President as well as the Principal Investigator for most of our therapeutic developments. Mr. Cohen served as a director of Vanity Holdings Inc., a public marketing company (OTCBB: VAEV) from October 2007 to March, 2009. Mr. Cohen attended Skidmore College and graduated with a Bachelor of Science from Haifa University in 1988.

Mr. Cohen, was interviewed on a medical television show broadcast from the Dominican Republic and carried throughout Central and South America. The one-hour program, entitled "Health and Something More"; (Salud y Algo Mas), produced by Dr. Cesare Mella, a physician from the Dominican Republic, was aired by those stations in Central and South America which carry channel 19 (Canal 19). The show's host was Dr. Pedro Acosta; and the translator was Dr. Vicente Rodriguez. Mr. Cohen's interview appeared on Wednesday, February 17th at 7 PM local Dominican Republic time. The show was entirely dedicated to Proteonomix and its subsidiaries and covered the nature of stem cells and stem cell therapy, particularly with regard to myocardial infarction (heart attacks) and diabetes. Mr. Cohen also discussed the nature of the Proteonomix stem cell derivative used in cosmetics designed by its subsidiary, Proteoderm.

Kenneth Steiner, M.D., M.B.A., Chief Operating Officer.

Kenneth Steiner, M.D. has served as our Chief Operating Officer since May 19, 2008. Dr. Steiner has extensive experience in medicine and business. Dr. Steiner received his M.D. degree from the University of Tennessee Medical School in 1979 and completed his internship and teaching fellowship at Harvard Medical School in 1980. Dr. Steiner attained a board certification in emergency medicine by the American Board of Emergency Medicine. Dr. Steiner developed a large multi-specialty, interdisciplinary physician group, The Family Medical Center, P.C., located in Woodbridge, New Jersey twenty-years ago and remains a physician and, owner. Dr. Steiner received his M.B.A. from the University of Tennessee Business School in 1998. Dr. Steiner was a contributing editor of The Encyclopedia of Health Care Management and has taught at the University of Tennessee Business School. Dr. Steiner has consulted for several companies in both medical and business capacities.

Dr. McNiece in February, 2010, was appointed to the Board of Directors of The Foundation for the Accreditation of Cellular Therapy (FACT). Founded in 1996, FACT establishes standards for high quality medical and laboratory practice in cellular therapies. It is a non-profit corporation co-founded by the International Society for Cellular Therapy (ISCT) and the American Society of Blood and Marrow Transplantation (ASBMT) for the purposes of voluntary inspection and accreditation in cellular therapy field. The major objective of FACT is to promote high quality patient care and laboratory performance in the belief that a valid accreditation must assess both clinical and laboratory aspects.

In 2000, recognizing the global impact of cord blood banking and transplantation, FACT co-developed international standards for cord blood collection, processing, testing, banking, selection and release. In 2006, FACT collaborated to establish international standards in the field of cellular therapy by international teams of experts in cellular therapy and cord blood banking fields. The standards contain the minimum guidelines for facilities and individuals performing cellular therapy product transplantation, cord blood banking, or providing support services for such activities. On-site inspections are carried out by a team of inspectors who are qualified by training and experience, have attended inspector training and who have a working knowledge of FACT. The inspection process is quality-oriented and follows the FDA's rules for current Good Tissue Practice.

Antonio Moura, Treasurer

Antonio Moura has been our Treasurer since November 2007. He was also our Chief Financial Officer from November, 2007 to July 1, 2009. He has over twenty-five years of experience in financial management positions including niche market start-up companies. He has maintained a private accounting practice since 2000. From 2000 to 2006 he served as Vice-President of Finance and Controller for North American Outdoor Products, manufacturer and sales of instant shelters and garages. He served as Financial Manager for USCO Logistics, owner of dedicated and public warehouses together with transportation division, subsequently sold (1999-2000). Mr. Moura was President/CFO and part owner of ADAC Technologies, Inc., manufacturer and sales of ultraviolet adhesive curing equipment.(1991 - 2000), and Corporate Controller for Dymax Corporation, a specialty resin and equipment manufacturer (1989 - 1991). He also served in various management positions for PTC Aerospace (subsequently acquired by BE Aerospace) (1981 - 1989). He was a senior accountant for Thomas & Co. C.P.A. (1974-1981) where he performed audit, tax preparation and planning including health care accounting and direct contact together with submission of health care cost commission financial reports. Mr. Moura received his B.S. in Accounting from the University of New Haven in 1974.

Roger Fidler, Director and General Counsel.

Mr. Fidler has been the sole director, President, Chief Executive and Financial Officer of Global Agri-Med Technologies, Inc., a corporation that is publicly traded in the pink sheets, since inception in October 28, 1999. Mr. Fidler has been engaged in the private practice of law since 1983, specializing in corporate and securities law. Mr. Fidler has previously served on the Boards of Directors and as an officer of several other publicly held corporations, including Diehl Graphsoft, Inc., D-Lanz Development Group, Inc., the Leonard Swindbourne Acquisition Corp., and numerous private companies. Mr. Fidler received a B.S. degree in Physics from Dickinson College, Carlisle, Pennsylvania in 1972; a Master’s of Science degree from the University of Illinois at Champaign-Urbana, Illinois in 1974; and a Juris Doctor from the University of South Carolina in 1977 where he was a member of the Law Review. He is a member of the bars of New Jersey, New York and the District of Columbia and has practiced before the federal and state courts in New York and New Jersey as well as pro hac vice in cases before Federal District Courts in Kentucky and Florida. In addition he is a patent attorney authorized to practice before the United States Patent and Trademark Office. Mr. Fidler, on January 2, 2010, became a Director and General Counsel to the Company.

Steven Byle, Secretary and Director.

Steven Byle joined our board of directors on January 5, 2009. He has been, since 2007, Vice-President of Technology for Dockwise, B.V, an energy company, the securities of which trade on the Oslo Stock Exchange under the symbol DOCK. From 2001 to 2008, he was Chief Executive Officer and Legal Counsel for Offshore Kinematics, Inc., a subsidiary of Dockwise which Mr. Byle founded and sold to Dockwise. Since 2005, he has been a member of the board of directors of Ocean Dynamic China, an engineering subsidiary of Offshore Kinematics. In 2008, he co-founded Texas Auto Superstore, an online automotive sales company. Mr. Byle owned a technology and development consortium, the Novellent Group, and was a co-founder of Internet Legal Resource Guide which provided online research for attorneys. Mr. Byle earned his B.S. in Engineering from the University of Michigan in 1991, summa cum laude, and was an Angell Scholar, and received his J.D. from the University of Texas Law School magna cum laude in 1998. He also attended Beijing Polytechnic University.

Robert Kohn, Chief Financial Officer

Robert Kohn was appointed Acting Chief Financial Officer on July 1, 2009 and assumed the role of Chief Financial Officer on September 8, 2009. He also has served as non-executive Vice-Chairman from March 2009 to the present of Clenergen Corporation, an alternative energy company producing electricity through biomass conversion. Clenergen has developed “Marjestica" its own biomass intellectual property, through bio-engineering and Polyploidisation (several sets of chromosomes) of certain trees. This technology enables Clenergen to produce clean electricity in the $.023 per kilowatt range or the same price as coal. Clenergen is currently developing projects through multiple subsidiaries in India, England, Guyana, and Africa to produce electricity from biomass conversion and has approximately 35 employees and 40 consultants. The Company has three CFO’s in three countries. Mr. Kohn’s role is to provide counsel on financial negotiations and power contract negotiations with electric utilities and end users.

Mr. Kohn has served as Chief Financial Officer of Animated Family Films from June 2007 to March 2010.  The company operates studios in South Africa producing children’s animated family films. The company utilizes films as one medium to advertise its developed animated characters which it licenses to theme parks, and product companies, among others. His main role was to prepare the company for going public on the South African JSE – African Board.

Mr. Kohn was hired as interim CEO/CFO of Global Realty Development Corporation, a public company on the OTC Bulletin Board, and served in that position from March 2005 to August 2008. His role was to liquidate four Australian real estate commercial development operations which were sold in December 2007. He prepared all annual and quarterly company financial reports, working with auditors and securities counsel.

Mr. Kohn served as interim CEO/CFO from February 2004 to March 2005 of Solpower Corporation, (the major shareholder of which was also the major shareholder of Global Realty). He interfaced with accountants, auditors and SEC Counsel to complete financial statements and audits for three years and file annual and quarterly reports so that Solpower could file to go back onto the OTC Bulletin Board.

Mr. Kohn received his B.B.A. from Temple University with an accounting major and became a CPA in Pennsylvania in 1975.

Ian McNiece, Ph.D., Vice-President, Scientific Development and Chief Scientific Officer, received his PhD in 1986 from the University of Melbourne undertaking his thesis work in studies of blood cell development at the Peter MacCallum Cancer Institute in Melbourne, Australia. He moved to the United States in July, 1986 to the University of Virginia as a postdoctoral fellow. In August, 1997 he was employed by Amgen Inc, as a Research Scientist and then as a Laboratory Head. In September 1998, he left Amgen and moved to the University of Colorado as the Director of Research in the Bone Marrow Transplant Program. Subsequently, he joined JHU as a Professor of Oncology and Laboratory Director of the Graft Engineering Laboratory from January 2003 to May 2007. This laboratory is responsible for all processing of bone marrow, peripheral blood progenitor cell (PBPC) products and cord blood products for transplantation of cancer patients. He was actively involved in optimization of cellular grafts for patient treatment and the translation of basic research to clinical treatment. In July, 2007 he joined the Stem Cell Institute at U Miami as Director of the Experimental and Clinical Cell-Based Therapies and is presently Professor of Medicine at U Miami. Dr. McNiece on January 2, 2007 became a member of the Scientific Advisory Board and Chief Scientific Officer and on November 11, 2009 he also became Vice-President of Scientific Development.

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Scientific Advisory Board and Science Advisors:

Name

  Age

Title

Commencement Date

Ian McNiece, Ph.D.

    54

Chief Scientific Officer

January 2, 2007

Barbara Nabrit-Stephens, M.D.

    62

Scientific Advisor

June 2, 2008

Gungdong (Francis) Pahng, Ph.D.

    41

Scientific Advisor

January 2, 2009

Ashoke Agarwal, M.D. FACC

    57

Scientific Advisor

June 15, 2008

Terry Dubrow, M.D.

    44

Scientific Advisor

December 29, 2008

The functions of the Scientific Advisory Board (“SAB") are as follows: advising the Company with regard to recruitment, processing, storage, banking; research, and development of technologies; and commercialization, including banking, of allogeneic and umbilical cord blood and peripheral blood stem cells as well as other aspects of the Company’s business, including but not limited to platform and expansion technologies, therapies related to diabetes and cardiac disease and anti-ageing technologies; supporting the Company in research and development and in related strategic decision making by providing access to leading experts and opinion leaders. The SAB supports “outside-the-box" thinking; and assesses the Company's innovation, business, commercialization, and capabilities.

Each contract with a member of our Scientific Advisory Board states that the member perform advisory and consulting functions including, but not limited to the following services: 1) advising the registrant in regard to all aspects of the Scientific Advisory Board mandates set forth above; 2) reviewing and providing assessment of clinical protocols, rules, regulations; 3) providing advice and assistance concerning clinical developments, and directions; 4) providing information, knowledge, and comments to and for research and development strategic decision making purposes; and 5) providing advice and assistance regarding regulatory procedures including the Food and Drug Administration or other corresponding regulatory bodies in other countries in order to achieve regulatory approval.

Members of the Scientific Advisory Board do not participate in management decisions of the Company.

Barbara Nabrit-Stephens, M.D., M.B.A, Scientific Advisor, earned her Medical Degree from Tufts University in 1976. She received her B.A. from Harvard University in 1972 and her M.B.A. from the University of Tennessee in 1998. She served as a pediatrician in private practice in Nashville, Tennessee from 1990 to 1999. She served as Assistant Professor and Director of Education for the Department of Pediatrics, Meharry Medical College from 1985 to 1990. She served as Assistant Clinical Professor at Vanderbilt University School of Medicine from 1986 to 2000. In 1999 she transitioned to administrative duties as Medical Director of Tennessee Coordinated Care Network until August, 2000 when she assumed the position of Medical Director for OmniCare Health Plan, Detroit, Michigan. In February, 2003 she became Vice President of Medical Affairs at Keystone Mercy Health Plan (KMHP), Philadelphia, Pennsylvania.  She left KMHP in May, 2005 and after six months assumed her role in Tampa, Florida where she served as Medical Director for Blue Cross/Blue Shield of Florida from January 2006 to March 2009. She is presently an independent medical consultant.

Gundong (Francis) Pahng, Ph.D., Scientific Advisor, is one of the founders of Zionex, Inc., a software development and consulting company based in Seoul, Korea, and, since 2001, has served as its Chief Technology Officer. Since 2007, he has also served as a member of the Board of Directors of Comnext, a Japan-based joint venture company with Zionex, which provides Supply Chain Management and Advanced Planning and Scheduling solutions.  Prior to that, and from 1998 to 2001, Dr. Pahng was Senior Research Scientist at the Korea Institute of Science and Technology. Dr. Pahng received his Ph.D. in Mechanical Engineering from the Massachusetts Institute of Technology.

Ashoke Agarwal, M.D., FACC, Chief Scientific Officer for the Company’s subsidiaries, National Stem Cell, Inc. and StromaCel, Inc.   Dr. Agarwal, 62 years old, became the Chief Scientific Officer for the Company's subsidiary, National Stem Cell, Inc. in June 2008 and became a member of the Scientific Advisory Board of the Company at the same time. He is a cardiologist and has been in private practice in the fields of Internal Medicine and Cardiology since 1983 and is affiliated with four hospitals in New Jersey. He was formerly Chairman of the Department of Medicine (1996-1998) and Section Chief of the Department of Cardiology (1999 - 2002) at Barnert Hospital, Paterson, New Jersey. He also served as Section Chief, Division of Cardiology at Passaic Beth Israel Hospital (1994 - 1996). He is a member of a number of medical societies and committees including the New Jersey State Medical Society (since 1984). Dr. Agarwal is past president of the Passaic County Medical Society. He received his medical degree at the Medical College, Calcutta, India, in 1969.

Dr. Agarwal is a member of the American College of Cardiology and a Fellow of the American College of Cardiology (F.A.C.C.), a leading professional society representing heart specialists in the United States and abroad. Members of the F.A.C.C. include adult cardiologists, pediatric cardiologists, cardiovascular surgeons, researchers and academicians, and specialists in a cardiovascular-related field. Dr. Agarwal is certified in Internal Medicine by the American Board of Internal Medicine.

Terry Dubrow, M.D., Scientific Advisor and Medical Spokesperson, is Board certified in general and plastic surgery and has been in private practice for ten years. While his practice includes many different types of plastic surgery, Dr. Dubrow believes in early-intervention facial rejuvenation procedures, minimal treatment, and natural “invisible plastic surgery" results. Dr. Dubrow has published over 30 medical papers. He appears regularly on the Fox reality television show, “The Swan," which is shown in 57 countries worldwide. Dr. Dubrow received his B.S. (1980) and M.D. (1986) from the University of California School of Medicine, and his M.S. (1982) from Yale University.

As of the date of this registration statement, we have two full-time employees, Michael Cohen, President, Chief Executive Officer and Chairman of the Board of Directors, Robert Kohn, Chief Financial Officer,  9 consultants who include executive officers, and three professionals, who have degrees or are licensed in their respective fields, our Treasurer and General Counsel.

ITEM 11. EXECUTIVE COMPENSATION

The following table contains the executive compensation for officers of the Company for the periods set forth below.

Summary Compensation Table Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total($)
Michael Cohen President, CEO (1)	2007	$250,000	$75,000	$30,000	$-0-	$ -0-	$-0-	$40,000	$395,500
	2008	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500
	2009	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500
Kenneth Steiner COO(2)	2008	$-0-	-0-	$540,000	$-0-	$ -0-	$-0-	$-0-	$540,000
	2009	$-0-	$-0-	$600,000	$-0-	$ -0-	$ -0-	$ -0-	$600,000
Joel Pensley Former Secretary(3)	2007	$-0-	-0-	$1,406,000	$-0-	$ -0-	$-0-	$-0-	$1,406,000
	2008	$-0-	-0-	$215,000	$-0-	$ -0-	$-0-	$-0-	$215,000
	2009	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Antonio Moura Treasurer, Former CFO(4)	2007	$-0-	-0-	$384,800	$-0-	$ -0-	$-0-	$-0-	$384,800
	2008	$-0-	-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Ian McNiece Vice President	2007	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Steven Byle Secretary(5)	2007	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Robert Kohn CFO(6)	2009	$75,000-	$-0-	$177,500	-0-	$ -0-	$-0-	$-0-	$252,500

(1)

Mr. Cohen has accrued in 2007, 2008 and 2009 $250,000 in salary and $75,000 in bonus as well an expense allowance for health care and vehicles of $40,000 each. Mr. Cohen converted the accrued but unpaid salary as well as the expense allowance due him in 2007 for 160,793 shares of our common stock the certificates of which were issued in 2008. No conversion or payment was made for the accrued but unpaid salary, bonus or expense allowance due him in 2008 or 2009. Mr. Cohen received 7,500 shares in 2007 for serving on the board of directors.

(2)

Dr. Steiner has not been issued any shares of common stock. Pursuant to an amendment of his consulting agreement with the Company, Dr. Steiner is entitled to a total of three hundred fifty (350,000) thousand shares, all of which shares shall be issued to him at the conclusion of the term of the Consulting Agreement. For financial statement purposes, the share issuance is valued as follows: 50,000 shares upon entering the agreement on May 17, 2008 and 50,000 shares every four month thereafter. Valuation of the shares is at the market price of the shares each four months subsequent to the date of the agreement. In the event Dr. Steiner resigns or is removed for cause prior to the termination date of the Agreement, he is not entitled to the issuance of any shares of our common stock.

(3)

Mr. Pensley has been issued 480,000 shares of common stock under a retainer agreement entered into in November 2007 which expired in November 2009. Shares have been valued at their market price on the date of grant. 180,000 of Mr. Pensley’s shares were issued subsequent to the end of the 2008 fiscal year. Shares were valued at market on the dates of grant. Mr. Pensley resigned from his management positions on December 29, 2009.

(4)

Mr. Moura has been issued 104,000 shares of common stock under a retainer agreement entered into in November 2007 which expired in November 2009. Shares have been valued at their market price on the date of grant.  38,500 of Mr. Moura’s shares were issued subsequent to the end of the 2008 fiscal year. Shares were valued at market on the dates of grant.

(5)

Steven Byle became our Secretary on December 29, 2009. He receives no compensation for serving as such.

(6)

Mr. Kohn became the Chief Financial Officer on July 1, 2009. His base annual salary is $150,000 which he has accrued in 2009. He was granted 250,000 shares of common stock as a signing bonus which were valued at their market price on the date of grant. The shares have not been issued to date and were subject to an oral agreement for a four month probationary period, which ended November 2, 2009. The Company was not obligated to issue shares until the probationary period had been met and the employee had not been terminated.

Joel Pensley, formerly Secretary and a Director resigned on December 29, 2009.

Executive Compensation

In January 2005, we entered into an agreement with Michael Cohen, pursuant to which Mr. Cohen serves as President and Chief Executive Officer. Pursuant to the agreement, Mr. Cohen is entitled to receive a salary of $250,000 per annum, plus an annual bonus of no less than 30% of the base salary. The Board of Directors may increase the Basic Compensation based upon the performance of the company and Mr. Cohen.  Mr. Cohen’s minimum bonus of $75,000 per annum has not been paid and has accrued. As of December 31, 2009, Mr. Cohen has not earned a bonus except for the minimum bonus stipulated in his employment agreement. The agreement with Mr. Cohen was amended on December 21, 2009, to memorialize bonus milestones which had been orally agreed to. The amended agreement establishes bonus milestones as follows: positive cash flow for the Company as a whole (including subsidiaries) on a calendar quarter basis; the Company’s or its subsidiaries’ patents becoming effective; FDA approval of any of the Company’s technologies for Phase I, II and III; sales of cosmeceuticals by the Company’s subsidiary Proteoderm, and Proteoderm becoming a public company. Additional milestones may be adopted by the Board of Directors from time to time. The amendment covers period from January 4, 2008 to December 31, 2010.

In addition, Mr. Cohen is entitled to the issuance of 50,000 shares of common stock upon the filing of patent applications naming him as investigator or inventor, which are assigned to the Company, and the granting of patents which are assigned to the Company. To date, Mr. Cohen has received 50,000 Series C Preferred Shares (jointly with Jacob Cohen) for the assignment of patent rights and applications to the Company. Mr. Cohen is also entitled to use of a car leased by us for not more than $1,000 per month and reimbursement of related expenses. Mr. Cohen also receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Cohen is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of five years from July 1, 2009, and automatically renews for additional five-year periods unless terminated by the Company or Mr. Cohen by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for “cause," or by Mr. Cohen for “good reason," as such terms are defined in the agreement. Upon termination, Mr. Cohen will be entitled to 36 months’ salary, and benefits, including health insurance, and options, if any are issued, which have not vested at the time of termination. Upon the death of Mr. Cohen while the agreement is in effect, the thirty-six months’ continuation of compensation and benefits shall be paid to the JSM Family Trust, and his immediate family will remain covered by the Company’s health insurance plan.

On July 1, 2009, we entered into an employment agreement with Robert Kohn, pursuant to which Mr. Kohn serves as Chief Financial Officer until June 29, 2012. Pursuant to the agreement, Mr. Kohn is entitled to receive a salary of $150,000 per annum which accrues until the Company has raised $1,500,000. Mr. Kohn will receive an additional $50,000 per annum if the Company receives $3,000,000 in debt, equity or joint venture funding and an additional $50,000 per annum if the Company receives $10,000,000 in debt, equity or joint venture funding. In addition, Mr. Kohn is entitled to the issuance of 250,000 shares of common stock upon the execution of the employment agreement as a signing bonus. The shares have not been issued and were subject to an oral agreement for a four month probationary period, which ended November 2, 2009. The Company was not obligated to issue shares until the probationary period had been met and the employee had not been terminated. Mr. Kohn will also receive an additional 250,000 shares upon the spin-off of Proteoderm as a public company in the event such spin-off occurs during the term of the agreement. In addition, Mr. Kohn receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Kohn is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of three years from July 1, 2009, unless terminated by the Company or Mr. Kohn by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for "cause," as such term is defined in the agreement. Upon termination, Mr. Kohn will only be entitled to accrued salary, and benefits which have vested at the time of termination.

In May, 2008, we entered into a consulting agreement with Kenneth Steiner, M. D., which was amended in February, 2009. The term of the agreement is for two years, pursuant to which Dr. Steiner serves as our Chief Operating Officer. He will receive an aggregate of 350,000 shares upon completion of the two-year term of the agreement. In November, 2007, we entered into agreements with Antonio Moura, Treasurer and Chief Financial Officer and Joel Pensley, Secretary and Counsel, both of which were amended in February, 2009. Mr. Moura has received 104,000 Shares as compensation for his services rendered and to be rendered. Mr. Pensley received 480,000 Shares, for services rendered and to be rendered to the Company.

On October 29, 2007, we entered into an exclusive license agreement with Ian McNiece to become Chief Scientific Officer and conjointly to develop and license the ex vivo umbilical cord expansion technology to our subsidiary, National Stem Cell, Inc. for which he would receive 250,000 shares of our common stock (25,000 shares post split). Further, upon the completion of a Phase II trial, Dr. McNiece would receive an additional 250,000 shares (25,000 post split). In addition, Dr. McNiece would receive $50,000 at the initiation of the Phase II FDA trial and upon the receipt of granting approval for marketing of the ex vivo expansion technology, he would receive a payment of $150,000 and 1.5% of net sales.

Ian McNiece entered into a consulting agreement with us dated December 1, 2009 under which he will be paid a fee of $4,000 per month. Payment will be made at the end of each month. Until the Company has raised a total of $3 million in equity or convertible debt, Dr. McNiece's cash compensation will accrue. In addition, Dr. McNiece will receive an aggregate of 200,000 shares of our common stock issuable 50,000 Shares on the first and second anniversary of the commencement of the consulting agreement and 100,000 at its conclusion.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date ($)(f)	Number of Shares or Units of Stock that have not Vested (#)(g)	Market Value of Shares of Units of Stock that Have not Vested ($)(h)	Equity Incentive Plan Awards: Number of Un- earned Shares, Units or Other Rights that have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Michael Cohen
Kenneth Steiner						350,000	700,000
Antonio Moura						38,500	77,000
Joel Pensley						180,000	360,000
Ian McNiece						100,000	250,000

Director Compensation

We have not compensated any member of the board of directors for acting as such since the beginning of fiscal 2008. We do not consider members of our Scientific Advisory Board as directors as they do not exercise management responsibilities.

Each of the Company’s officers, directors and consultants is involved in other business activities and none is required to devote any particular amount of time to the affairs of the Company. Michael Cohen is obligated to devote at least 80% of his time to the business of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock. As of December 31, 2009, the Registrant had 4,264,664 shares of common stock issued and outstanding.

The following table sets forth information regarding the beneficial ownership of outstanding common stock as of December 31, 2009 (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our common stock (5% owners).

          Amount and Nature

Name and Address

   of Beneficial

Percent

Title of Class

of Beneficial Owner (1)

     Ownership                of Class

Common Stock (2)

Michael Cohen

335,460 shares

   7.9%

President, Chief Executive

Officer and Chairman of

the Board of Directors

187 Mill Lane

Mountainside, New Jersey 07052

Series A1 Preferred Stock

Michael Cohen

            *                             *

Common Stock (3)

Kenneth Steiner, M.D.

         0 shares

     -0- %

Chief Operating Officer

428 Branch Ave

Little Silver New Jersey 07739

Common Stock

Roger Fidler

10,000 shares

    0.2%

Director and General Counsel

225 Franklin Avenue

Midland Park, New Jersey 07432

Common Stock

Antonio Moura

104,000 shares

    2.4%

Treasurer

17 Baum Drive

Thomaston, Connecticut 06787

Common Stock

Steven Byle

  86,433 shares

   2.0%

Secretary and Director

187 Mill Lane

Mountainside, NJ 07052

Common Stock

Robert Kohn

250,000 shares

   5.9%

Chief Financial Officer

7320 NW 68th Ave.

Parkland, Florida. 33067

Common Stock

Ian McNiece, PhD

    27,600 shares

   0.6%

Vice President, Scientific Development

821 Majorca Avenue,

Coral Gables Florida 33134.

Common Stock

Joel Pensley

380,000 shares

   9.0%

211 Schoolhouse Road

Norfolk, Connecticut 06058

Total Directors and Officers

and 5% stockholders

1,193,493 shares

28.0%

Directors and Officers

813,493 shares

19.0%

*

The Series A1 Preferred Stock is convertible into 2,000,000 shares of common stock but has not been converted.  It has not been included in the totals.

(1)

Denotes that the entity has beneficial ownership by an officer, director or an owner of 5% or more in the Company. The term “beneficial" means sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days from the date of this Memorandum. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)

Michael Cohen owns 269,868 shares in his name and 65,592 shares through his 50% beneficial ownership of the Cost Group, Inc., a private company.

(3)

Dr. Steiner will receive a total of 350,000 Shares upon the successful completion of two years of service to the Company which will occur May 15, 2010.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We entered into consulting agreements with our officers Michael Cohen in 2005, Kenneth Steiner, M.D in 2008, Joel Pensley in 2007, and Antonio Moura in 2007. The contracts for Mr. Moura and Mr. Pensley expired on November 30, 2009. Mr. Moura continues as treasurer. Mr. Pensley resigned as an officer and director of the company on December 29, 2009.

In July, 2009, Michael Cohen and Jacob Cohen assigned to the Company all rights to patent applications and all related discoveries, inventions and intellectual property relating to stem cell derived cosmetic and cosmeceutical in exchange for 50,000 shares of Series C Preferred Stock. We have assigned all such rights to Proteoderm. As additional consideration for the assignment, Messrs. Cohen will also receive, in the event Proteoderm should become a public company, 20% of the outstanding shares of Proteoderm immediately prior to the filing of a registration statement or reverse merger documents. Proteoderm has no present intention of becoming a public company and has not held any preliminary discussions with underwriters and other fundraisers.

As of December 31, 2009, we owed Michael Cohen, President, approximately $850,000 representing unpaid salary. In addition, in 2008 and 2009, Mr. Cohen lent the Company a total of approximately $497,631 which remains outstanding.

The Cash Advances do not bear interest and do not have a term by which they must be paid in order for the Company to avoid default i.e. there is no default provision;

Mr. Cohen keeps accurate records of the dates and amounts of each Cash Advance and the method of payment of each Cash Advance, such as cash, check, or wire;

The Cash Advances may be paid to the Company or may be paid directly to a creditor of the Company;

All Cash Advances must be preapproved by Michael Cohen, President. CEO and Chairman of the Board of the Company;

The Company may pay all or part of the Cash Advances to either Lender or both Lenders from time to time, in cash or in the Company’s common stock valued at “market" defined as the average closing price of the stock on the market or exchange on which the common stock trades for the ten trading days preceding payment of a Cash Advance or in excess of market; and

The Cash Advances shall be listed as indebtedness to each Lender on the books and records of the Company.

We have entered into consulting agreements with each member of the Scientific Advisory Board which are ongoing. These agreements are attached to this registration statement as exhibits.

Director Compensation

Directors receive no compensation for acting as such.  None of our directors are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

On April 22, 2009, the Company's Board of Directors has appointed KBL, LLP, as independent public accountant for the fiscal years ending December 31, 2009 and 2008. On April 21, 2009, the Company dismissed Meyler & Company, LLC.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by KBL, LLP for the audit of the Registrant's annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by KBL, LLP during those periods.

	Year Ended
	December 31, 2009	December 31, 2008
Audit fees (1)	$40,000	$40,000
Audit-related fees (2)	N/A	N/A
Tax fees (3)	N/A	2,000
All other fees	N/A	N/A
________________

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

2.01

Agreement and Plan of Merger by and among Azurel, Ltd., Azurel Acquisition, Inc., National Stem Cell, Inc. and Certain Stockholders of Azurel Ltd. (1)

3.01

Certificate of Incorporation of Azurel Ltd. Filed 06/26/1995 (1)

3.02

Certificate of Amendment of Azurel Ltd. Filed 09/15/1995 (1)

3.03

Certificate of Amendment of Azurel Ltd. Filed 5/08/1997 (1)

3.04

Certificate of Amendment of Azurel Ltd. Filed 011/04/2002 (1)

3.05

Certificate for Renewal and Revival of Charter Filed 09/14/2006 (1)

3.06

Certificate of Amendment of Azurel Ltd. Filed 09/14/2006 (1)

3.07

Certificate of Amendment of National Stem Cell Holding, Inc. Filed 07/23/2006 (1)

3.08

Certificate of Amendment of Proteonomix, Inc. Filed 07/25/2008 (1)

3.09

Certificate of Designation, Preferences and Rights of Preferred Stock of Proteonomix, Inc. Filed 05/13/2009 (1)

3.10

Bylaws of Proteonomix, Inc. (1)

10.1

Consulting Agreement with Brian Kingsfield (1)

10.2

Consulting Agreement with Ashoke Agarwal, M.D. (1)

10.3

Cosmetic sales agreement with China Biopharma and Sinoquest Financial (1)

10.4

Consulting Agreement with Kenneth Steiner, M.D. (1)

10.5

Consulting Agreement with Ice Cold Stocks (1)

10.6

Financial Consulting Agreement with National Financial Communications (1)

10.7

Retainer with Joel Pensley (1)

10.8

Consulting Agreement with Nancyco of NY, Inc. (1)

10.9

Consulting Agreement with Joe & Sam of NY, Inc. (1)

10.10

Assignment of Cosmetic Technologies by Michael Cohen and Jacob Cohen (1)

10.11

Michael Cohen restated employment contract (1)

10.12

Michael Cohen amendment to restated employment contract (1)

10.13

Retainer with Antonio Moura (1)

10.14

Consulting Agreement between John Murray and National Stem Cell, Inc. (1)

10.15

Consulting Agreement with Barbara Nabrit-Stephens, M.D. (1)

10.16

Consulting Agreement with Smeena Khan, M.D. (1)

10.17

Consulting Agreement with Terry Dubrow, M.D. (1)

10.18

Consulting Agreement with Gungdong Pahng (1)

10.19

Settlement Agreement between The Johns Hopkins University and National Stem Cell, Inc. (1)

10.20

Employment Contract of Robert Kohn (2)

10.21

Revised Engagement Letter with Antonio P. Moura (2)

10.22

Revised Engagement Letter with Joel Pensley (2)

10.23

Revised Consulting Agreement with Kenneth Steiner, M.D. (2)

10.24

Oral Agreements of BioGenetics (2)

10.25

List of Subsidiaries (2)

10.26

Michael Cohen and Joel Pensley oral agreements relating to payments on behalf of Proteonomix (2)

10.27

Michael Cohen Assignments of Technologies and Patent Rights. (4)

10.28

Oral Agreement with San-Mar Laboratories (2)

10.29

University of Miami Fee for Services Agreement (2)

10.30

License Agreement between The Johns Hopkins University and National Stem Cell, Inc. (2)

10.31

Sperm Bank of New York Acquisition Agreement (2)

10.32

Securities Purchase Agreement Maller Estate Planning Trust, Howard and Leigh Maller,

Isaac Sambrowsky, Joseph Folkman, Aryeh Hirsch (2)

10.33

Maller Estate Planning Trust Promissory Note (2)

10.34

Howard and Leigh Maller Promissory Note (2)

10.35

Isaac Sambrowsky Promissory Note (2)

10.36

Joseph Folkman Promissory Note (2)

10.37

Aryeh Hirsch Promissory Note (2)

10.38

Aryeh Hirsch Waiver and Amendment Agreement (2)

10.39

Howard and Leigh Maller Waiver and Amendment Agreement (2)

10.40

Isaac Sambrowsky Waiver and Amendment Agreement (2)

10.41

Joseph Folkman Waiver and Amendment Agreement (2)

10.42

Maller Estate Planning Trust Waiver and Amendment Agreement (2)

10.43

Terms of oral agreement by and among National Stem Cell, Inc., BioGenetics, Inc. and

Sperm and Embryo Bank of New Jersey (3)

10.44

Consulting Agreement with Ian McNiece, PhD. (3)

10.45

Resolution of board of directors dated January 15, 2005 (4)

10.46

Exclusive License Agreement dated October 29, 2007 with Ian McNiece, Ph.D. (4)

10.47

Amendment to Employment Agreement dated December 21, 2009 with Michael Cohen. (4)

10.48

Research Agreement Dated January 31, 2008 with the University of Miami in Florida. (4)

10.49

Engagement Letter for Legal Services Dated January 2, 2010 with Roger I. Fidler, Esq. (4)

10.50

Loan Agreement from Michael Cohen to Proteonomix, Inc. (5)

10.51

Agreement between StromaCel, Inc. and Ashoke Agarwal, M.D. as Chief Scientific Officer dated February 23, 2010 (6)

10.52

Multi-center cosmeceutical study agreement by and among Proteonomix, Inc., Proteoderm, Inc. and Kishore Ahuja, M.D. dated March 1, 2010 (6).

31.1

Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002 (6).

31.2

Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002 (6).

32.1

Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (6).

32.2

Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 (6).

-----------------

(1)

Filed on August 4, 2009 as exhibits to the registration statement on Form 10 and hereby incorporated by reference.

(2)

Filed on October 20, 2009 as an exhibit to the first amendment to the registration statement on Form 10 and hereby incorporated by reference.

(3)

Filed on December 4, 2009 as an exhibit to the second amendment to the registration statement on Form 10 and hereby incorporated by reference.

(4)

Filed on January 28, 2010 as an exhibit to the fourth amendment to the registration statement on Form 10 and hereby incorporated by reference.

(5)

Filed on March1, 2010 as an exhibit to the Fifth Amendment to the registration statement on Form 10 and hereby incorporated by reference.

(6)

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael Cohen
Chief Executive Officer and Director
Dated: March 26, 2010
Mountainside, New Jersey

/s/ Robert Kohn
Chief Financial Officer
Dated: March 26, 2010
Parkland, Florida