Form 10-Q
period 2010-03-31
PROTEONOMIX, INC.
filed 2010-04-27
CIK 1469559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Exact name of registrant as specified in its charter)

[X]Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On April 16, 2010 there were 4,264,664 shares outstanding of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant's financial statements for the three month period ended March 31, 2010 and 2009 are attached to this quarterly report.

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

We have developed intellectual property embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of stem cells, a growth platform for stem cells, a unique cord blood banking cryopreservation bag, a device to eliminate malformed stem cells via filtration. We have developed products utilizing our intellectual property including but not limited to a cosmeceutical   based on our NC138 matrix.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products. We have concentrated on our cosmeceutical treatment based on our licensed technology. In fiscal 2008, we completed the development of our cosmeceutical products and we anticipate sales to begin in the fourth quarter of 2010.

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

National Stem Cell had intellectual property consisting of research into immunological isolation of stem cell populations derived from umbilical cord blood and bone marrow and, in March 2006, began working with the John Hopkins University and developed multiple patents in stem cell expansion, stem cell growth and identification of particular types of stem cells.

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

In August 2008, the Company changed its name to Proteonomix, Inc.

In an effort to place different technologies and therapies in different subsidiaries, Stromacel, Inc. ("StromaCel") was registered as a Florida corporation on December 24, 2009 by our President and CEO, Michael Cohen, for $168.   In February, 2010 we acquired all of StromaCel’s authorized shares at cost for $168 and StromaCel became a subsidiary of the Company.

We formed Proteonomix Regenerative Translational Medicine Institute, Inc. ("PRTMI") as a Florida corporation on January 5, 2010 and PRTMI RD, SRL incorporated under the laws of the Dominican Republic in February, 2010 as a subsidiary of PRTMI.

PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine.

StromaCel intends to develop therapies using stromal cells which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.

At present, StromaCel, Inc. and the PRTMI subsidiaries do not have any assets, including technology licenses. We cannot guarantee if and when either subsidiary will become operational.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking, including sperm, ova, ovarian tissue and testicular tissue.  In 2010 we anticipate the beginning of sales in the fourth quarter of our Proteoderm products.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $5,689,294 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

For the Quarter ended March 31, 2010

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel	Total
Sales	$ -	$-	$9,786	$-	$-	$9,786
Cost of sales	-	-	420	-	-	420
Gross profit	-	-	9,366	-	-	9,366
Operating expenses	802,755	9,180	16,266	2,100	168	830,469
Depreciation and amortization	3,476	-	-	-	-	3,476
Other income (expense)	(10,650)	-	-	-	-	(10,650)
Net income (loss)	(816,881)	(9,180)	(6,900)	(2,100)	(168)	(835,229)

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

For the quarter ended March 31, 2009

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$29,184	$29,184
Cost of sales	-	1,221	1,221
Gross profit	-	27,963	27,963
Operating expenses	1,531,129	27,500	1,558,629
Depreciation and amortization	3,476	-	3,476
Other income (expense)	(8,375)	-	(8,375)
Net income (loss)	(1,542,980)	463	(1,542,517)

REULTS OF OPERATION AND FINANCIAL CONDITION

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

Revenue

For the three months ended March 31, 2010 revenue was $9,786, a decrease of $19,398 from $29,184 for the same period in 2009. This was a result of a decrease in sales of SBNY.

Direct costs for the year ended March 31, 2010 decreased by $801 for the three months ended March 31, 2009 because of a decrease in sales at SBNY.

Operating Expenses

Operating expenses include the five subsidiaries in 2010, including indirect labor, stock based compensation, professional, consulting and marketing fees, other general and administrative expenses and depreciation and amortization which were $830,469 for the quarter ended March 31, 2010 compared to $1,558,629 for the same period in 2009, a decrease of $728,160. The decrease is a result of the following: an increase in research and development expenses of $21,095, an increase of wages and wage related expenses of $2,358, a decrease of stock based compensation for professional and marketing fees of $579,860 valued at market for the date of issuance, a decrease of legal and accounting fees, paid in stock which was valued at market for the date of issuance, of $147,010, a decrease of other general and administrative expenses of $24,744 and no change in depreciation. The stock based professional and consulting fees for 2010 and 2009 relate to legal, internal accounting, marketing and advisory fees. All valuations are based on the market price of our common stock at the date of issuance as contracts with consultants and professionals were based on the issuance of shares of our common stock and not on a specific dollar amount. When considering the above changes in operating expenses please refer to the heading “Stock Based Compensation” below. As a result, our expenses as set forth in our financial statements will vary as a result of the price of our common stock at the dates of stock issuances for services and not for other economic reasons.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Quarter Ended March 31,
	2010	2009

Net cash (used in) operating activities	$(223,751)	$(173,369)
Net cash (used in) provided by investing activities	$-	$-
Net cash provided by financing activities	$151,882	$173,254

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the quarter ended March 2010, the Company had limited operating abilities, and, as a result, had negative cash flow from operatio

We had cash of approximately $27,958 at March 31, 2010 and a working capital deficit of $5,412,733.  The primary areas of funding were the proceeds received from notes payable - related parties of $151,882; an increase in accounts payable and accrued expenses of $17,931. We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. Our current operating expenditures are approximately $125,000 per month to support our operations; and under our projected growth plan, we expect to triple that amount to approximately $375,000 per month in the last two quarters of fiscal 2010. Our monthly cash burn rate is $95,000. Along with revenues from our existing contracts and sales at SBNY, we believe that we will need to raise capital to address the reduction in debt required for us to grow, become effective and to allow us to stay in business. We estimate that we will require approximately $2,000,000 in additional capital to sustain our operations at their current level through fiscal 2010 and that we will require as much as $3,000,000 in additional revenues or $3,500,000 in additional funding to achieve our projected growth plan.  The Company cannot currently meet the John Hopkins $190,000 obligation, but the Company anticipates being able to meet this obligation when it comes due July 30, 2010.

Although we believe the additional capital we will require will be provided either through new equity investment, debt and/or increased revenue from the sale of our cosmeceuticals products, we cannot assure that the equity investment will be made, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing would impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern. We are attempting to raise capital through share issuance but we have no specific timetable. Our management team is meeting with institutions and investment bankers in an effort to raise debt or equity funding. The Company has not received any definitive proposal. It has no specific timetable for raising additional equity. The current cash burn rate is covered either by the management team or by stock issuances. Debts are covered by stock issuances or conversion to debt instruments. The Company’s only source of revenue to date is SBNY which reported revenues of $9,786 for the quarter ended March 31, 2010 and a total company net loss of $835,229 and revenues of $29,184 with a total company net loss of $1,542,517 for the quarter ended March 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Effect of Inflation

Inflation and changing prices are not generally a material factor affecting our business. General operating expenses such as salaries, employee benefits, advisory fee and lease costs are, however, subject to normal inflationary pressures.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise of an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at March 31, 2010.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2010.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•

We intend to appoint additional members to our board of directors in 2010 and establish an audit committee.

•

We intend to hire additional staff in 2010 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP.

•

We intend to hire internal audit staff to consolidate and concentrate our efforts with the building of its five subsidiaries.

•

We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have been threatened to be sued by Maureen Abato, Esq. over a claim that she is owed 50,000 shares of our common stock for legal services she claims she provided to the Company, and by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies both.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

_________________

(1) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2010

Proteonomix, Inc.

By: /s/ Michael Cohen

Michael Cohen

Principal Executive Officer

By: /s/ Robert Kohn

Principal Financial Officer

PROTEONOMIX, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009...............................................................F-1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS

ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)…………............................................................ F-2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

ENDED MARCH 31, 2010 AND 2009 (UNAUDITED).............................................................................F-3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)….......................................................................................F-4

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS
	MARCH 31,	DECEMBER 31,
	2010	2009
Current Assets:	(UNAUDITED)
Cash and cash equivalents	$27,958	$99,827
Accounts receivable, net	41,813	41,813
Inventory	192,045	192,465
Prepaid expenses	12,056	-
Total Current Assets	273,872	334,105
Fixed assets, net of depreciation	38,790	41,077
Other Assets:
Intangible assets, net of amortization	34,650	35,839

TOTAL ASSETS	$347,312	$411,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$2,312,606	$ 1,733,606
Current portion of notes payable - related parties	569,512	417,631
Current portion of notes payable	392,675	392,675
Accounts payable and accrued expenses	2,399,756	2,359,116
Total Current Liabilities	5,674,549	4,903,028

Total Liabilities	5,674,549	4,903,028

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 and 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 and 6shares issued and outstanding	-	-
Preferred stock Series C - 50,000 and 50,000 shares issued and outstanding	50	50
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 4,264,664 and 4,264,664 shares issued and outstanding	4,265	4,265
Additional paid-in capital	11,401,466	11,401,466
Retained earnings (deficit)	(16,733,218)	(15,897,988)
Total Stockholders’ Equity (Deficit)	(5,327,237)	(4,492,007)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$347,312	$411,021

notes are important

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
OPERATING REVENUES
Sales	$ 9,786	$ 29,184
COST OF GOODS SOLD
Inventory - beginning	192,465	191,775
Purchases	-	300
	192,465	192,075
Inventory - end	(192,045)	190,854
Total Cost of Goods Sold	420	1,221
GROSS PROFIT (LOSS)	9,366	27,963

OPERATING EXPENSES
Research and development	21,095	-
Wages and wage related expenses	108,808	106,450
Professional, consulting and marketing fees	610,057	1,336,927
Other general and administrative expenses	90,508	115,252
Depreciation and amortization	3,476	3,476
Total Operating Expenses	833,944	1,562,105

LOSS BEFORE OTHER INCOME (EXPENSE)	(824,578)	(1,534,142)

Interest income (expense), net	(10,651)	(8,375)
Total Other Income (expense)	(10,651)	(8,375)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(835,229)	(1,542,517)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (835,229)	$ (1,542,517)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.20)	$ (0.63)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,264,664	2,467,903

Notes are important

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
	THREE MONTHS ENDED ENDED
	MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (835,229)	$(1,542,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,476	3,476
Common stock issued for consulting services	-	860,110
Accrued interest added to loans payable	10,651	8,375
Obligation to issue common shares - services	579,000	298,750
Obligation to issue preferred shares - services	-	-

Changes in assets and liabilities
(Increase) in accounts receivable	-	(23,404)
Decrease in inventory	420	921
Increase (decrease) in accounts payable and
and accrued expenses	17,931	220,920
Total adjustments	611,478	1,369,148
Net cash (used in) operating activities	(223,751)	(173,369)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in cash overdraft	-	316
Proceeds from notes payable - related parties	151,882	172,938
Net cash provided by financing activities	151,882	173,254

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,869)	(115)

CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	99,827	115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 27,958	$ -

CASH PAID DURING THE PERIOD FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:
Common stock issued for consulting services	$ -	$ 860,110
Conversion of obligation to issue common shares to common stock
and paid in capital	$ -	$ 298,750

Notes are important

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2009 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $835,229 and $1,542,517 for the three months ended March 31, 2010 and 2009 respectively.  In addition, the Company has a working capital deficit in the amount of $5,412,733 as of March 31, 2010. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

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

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $164,328 for doubtful accounts at March 31, 2010.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of March 31, 2010 no additional accrual for income taxes is necessary.

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

The following is a reconciliation of the computation for basic and diluted EPS:

March 31,

    March 31,

2010

2009

Net loss

$      (835,229)             $(1,542,517)

Weighted-average common shares

Outstanding (Basic)

    4,264,664                 2,467,903

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

   2,000,000

    -

Stock options

                       -

                 -

Warrants

                       -

    -

Weighted-average commons shares

Outstanding (Diluted)

    6,264,664                2,467,903

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $192,045 as of March 31, 2010 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In May 2009, the FASB published ASC 855, “Subsequent Events" (“ASC 855"). ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. Management has evaluated subsequent events through April 26, 2010, the date the financial statements were issued.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 -FIXED ASSETS

Fixed assets as of March 31, 2010 (unaudited) and December 31, 2009 were as follows:

Estimated

Useful Lives       March 31,         December 31,

(Years)                 2010                      2009

Computer Equipment

5

$13,281

$13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (29,689)            (27,402)

Fixed assets, net

$ 38,790            $ 41,077

There was $2,287 and $2,287 charged to operations for depreciation expense for the three months ended March 31, 2010 and 2009, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets as of March 31, 2010 (unaudited) and December 31, 2009 were as follows:

Estimated

Useful Lives    March 31,         December 31,

(Years)              2010                      2009

Patents and Trademarks

10

       $47,566

           $47,566

Less: accumulated amortization                                                (12,916)                 (11,727)

Intangible assets, net                                                              $ 34,650                $  35,839

There was $1,189 and $1,189 charged to operations for amortization expense for the three months ended March 31, 2010 and 2009, respectively.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDIT)

NOTE 5 - PROMISSORY NOTES

The Company has outstanding $392,675 in promissory notes payable as of March 31, 2010. There is $49,918 of accrued interest included in accounts payable and accrued expenses on these notes as of March 31, 2010.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none remain outstanding as of March 31, 2010.

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

The Company is currently negotiating with the promissory note holders and anticipates that in the second quarter of 2010 the Company will achieve resolution of this issue. The Company cannot give any assurance that these negotiations will be successful.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $569,512 as of March 31, 2010. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts as the repayment of the advances are made on a recurring basis. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities.

In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and CFO of the Company totaling $1,085,343 as of March 31, 2010. This amount have been included in current liabilities on the condensed consolidated balance sheets.

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

During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable. As of March 31, 2010, the Company has $190,000 outstanding, respectively to JHU under the terms of the agreement.  The remaining balance of $190,000 is due by July 30, 2010.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 8 - COMMITMENTS

Lease Agreement

The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is approximately $2,500 per month.

Employment Agreements with Officers

The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement through March 31, 2010. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 9) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust; and c) an increase in the vehicle allowance to $1,000 per month.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 8 -COMMITMENTS (CONTINUED)

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through March 31, 2010, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

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

As of March 31, 2010, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 9 -STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

March 31, 2010

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

Common Stock

As of March 31, 2010, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 4,264,664 shares issued and outstanding as of March 31, 2010.

The Company has had its common stock reverse split twice since 2006. In May 2006, the Company reverse split its shares 1:37 and then again in August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

In the year ended December 31, 2009, the Company issued 1,137,990 shares of common stock to consultants due for obligations arising from various marketing services and professional fees for services rendered from November 30, 2007 to November 18, 2008, for fair value at the time services were performed, valued at $5,082,780. The Board had authorized the shares to consultants at the time services were performed but the obligation was not satisfied until the share issuance in 2009.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

During 2009, the Company authorized and issued 615,800 shares for various services including professional fees and marketing valued at $1,464,390 for the fair value at the time the services were performed. In addition, the Company issued 100,000 shares of common stock on November 18, 2009 in conversion of loans from the Company’s President for $150,000 and conversion of advances from our past Secretary of $75,000 in exchange for 50,000 shares of common stock.  The shares were issued at fair value at the time of conversion.

There have been no shares issued during the three months ended March 31, 2010.

The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company had granted 16,500 warrants to holders of certain of the promissory notes. The warrants were issued in 2007 and were to expire five years later. The exercise price of the warrants were $20.00 per share. The warrants were valued at a value of $108,854 utilizing the Black-Scholes method. The warrants were converted into shares of common stock for issuance in 2008. These shares have not been issued as of March 31, 2010.  At March 31, 2010, there are no warrants outstanding.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options- (Continued)

March 31, 2010

Stock Options	Number	Exercise Price	Relative Value (3)	Fair Value	Term
Outstanding at Beginning of the Year (1)	20,000	$2.50	$15,395		5 Years
Options Granted in First Quarter	20,000
Options Outstanding at the End of the Period(2)	20,000	$2.50

(1) 20,000 options were granted in May, 2009 and the exercise price was based on the Fair Market Value of the common stock at date of grant.

(2)  10,000 options will be exercisable at the end of the completion of the consulting contract, and 10,000 are currently exercisable as of March 31, 2010.

(3) Relative value is based on the Black-Scholes method.

NOTE 10 -PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At March 31, 2010, deferred tax assets consist of the following:

Net operating losses

$ 5,689,294

Valuation allowance

(5,689,294)

$

    -

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 10 -PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2010, the Company had a net operating loss carry-forward in the amount of $16,733,218 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized as follows:

March 31, 2010

March 31, 2009

Federal statutory rate

(34.0%)

(34.0%)

State income taxes, net of federal benefits

3.3

3.3

Valuation allowance

30.7

30.7

0

%

0

%

NOTE 11 -FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash	27,958	-	-	27,958

Total assets	27,958	-	-	27,958

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 12 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI and StromaCel.

Operating segment data as of and for the three months ended March 31, 2010 are as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel	Total
Sales	$ -	$-	$9,786	$-	$-	$9,786
Cost of sales	-	-	420	-	-	420
Gross profit	-	-	9,366	-	-	9,366
Operating expenses	862,755	9,180	16,266	2,100	168	890,469
Depreciation and amortization	3,476	-	-	-	-	3,476
Other income (expense)	(10,650)	-	-	-	-	(10,650)
Net income (loss)	(876,881)	(9,180)	(6,900)	(2,100)	(168)	(835,229)
Segment assets	108,751	888	234,772	2,900	-	347,311
Fixed Assets, net of depreciation	38,790	-	-	-	-	38,790

(2)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data as of and for the three months ended March 31, 2009 are as follows:

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$29,184	$29,184
Cost of sales	-	1,221	1,221
Gross profit	-	27,963	27,963
Operating expenses	1,531,129	27,500	1,558,629
Depreciation and amortization	3,476	-	3,476
Other income (expense)	(8,375)	-	(8,375)
Net income (loss)	(1,542,980)	463	(1,542,517)
Segment assets	87,346	351,693	439,039
Fixed Assets, net of depreciation	47,939	-	47,939