Form 10-Q
period 2010-06-30
PROTEONOMIX, INC.
filed 2010-08-11
CIK 1469559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q

(Exact name of registrant as specified in its charter)

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

•

For the quarterly period ended June 30, 2010

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ____________

Commission File Number: 000-53750

PROTEONOMIX, INC.

(Exact name of registrant as specified in its charter)

Delaware        13-3842844

(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

187 Mill Lane, Mountainside, New Jersey        07052

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On August 11, 2010 there were 4,897,734 shares outstanding of the issuer’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant's financial statements for the six month period ended June 30, 2010 and 2009 are attached to this quarterly report.

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

We formed Proteonomix Regenerative Translational Medicine Institute, Inc. ("PRTMI") as a Florida corporation on January 5, 2010 and PRTMI RD, SRL incorporated under the laws of the Dominican Republic in February, 2010 as a subsidiary of PRTMI. PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. At present, the PRTMI subsidiary does not have any assets, including technology licenses. We cannot guarantee if and when it will become operational.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.

On June 1, 2010, Proteonomix began to concentrate its Research and Development resources on the development of StromaCel in order to further develop its portfolio of intellectual properties and global partnerships.

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the 2nd quarter of 2011.

On May 28, 2010, Proteonomix completed the development of a new formulation of Proteoderm. The new formulation will only be available at licensed health professionals' offices. The new product, Proteoderm PS (physician strength) is designed to provide a specific dosage of the active ingredient Matrix NC-138, to the patient depending on the patient's skin type and genomic analysis.  This should enable the professional to emphasize the use of information about an individual patient to select or optimize that patient's preventative and therapeutic care for their skin.

On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  At the end of a ninety day trial period, the Company may cancel the Agreement and WAW would retain 18,750 options at $5.00 per share.

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months. Logoform received 100,000 options at $5.00 per share ratably over one year and exercisable until May 2011. Logoform AG also received 50,000 shares of Proteonomix to be paid by a third party on behalf of the Company. Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.

On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking.  In 2011 we anticipate the beginning of sales in the second quarter of our Proteoderm products.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $5,986,403 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

RESULTS OF OPERATION AND FINANCIAL CONDITION

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

For the three months ended June 30, 2010

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel	Total
Sales	$ -	$ -	$37,539	$ -	$-	$37,539
Cost of sales	$ -	$ -	$1,692	$ -	$ -	$1,692
Gross profit	$ -	$ -	$35,847	$ -	$ -	$35,847
Operating expenses	$869,145	$9,008	$19,019	$ -	$676	$897,848
Depreciation and amortization	$3,476	$ -	$ -	$ -	$ -	$3,476
Other income (expense)	$(8,375)	$ -	$ -	$ -	$ -	($8,375)
Net income (loss)	$(880,996)	($9,008)	$16,828	$ -	($676)	($873,852)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

For the three months ended June	30, 2009

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$25,941	$25,941
Cost of sales	$ -	$2,331	$2,331
Gross profit	$ -	$23,610	$23,610
Operating expenses	$224,950	$5,355	$230,305
Depreciation and amortization	$3,476	$ -	$3,476
Other income (expense)	($8,375)	$ -	($8,375)
Net income (loss)	($236,801)	$18,255	($218,546)

Revenue

For the three months ended June 30, 2010 revenue was $37,539, an increase of $11,598 from $25,941 for the same period in 2009. This was a result of an increase in sales of SBNY.

Direct costs for the three months ended June 30, 2010 decreased by $638 for the three months ended June 30, 2009 because of a decrease in inventory at SBNY.

Operating Expenses

Operating expenses include the five subsidiaries in 2010, including indirect labor, stock based compensation, professional, consulting and marketing fees, other general and administrative expenses, depreciation and amortization which was $901,324 for the three months ended June 30, 2010 compared to $233,781 for the same period in 2009, an increase of $667,543.  The increase is a result of the following: an increase of wages and wage related expenses of $28,389, a decrease of stock based compensation for professional and marketing fees of $1,901 valued at market for the date of issuance, an increase of professional and marketing fees including legal and accounting fees of $537,631, an increase of other general and administrative expense of $103,424 and no change in depreciation and amortization. The stock based professional and consulting fees for 2010 and 2009 relate to legal, internal accounting, marketing and advisory fees. All valuations are based on the market price of our common stock at the date of issuance as contracts with consultants and professionals were based on the issuance of shares of our common stock and not on a specific dollar amount. When considering the above changes in operating expenses please refer to the heading “Stock Based Compensation” below. As a result, our expenses as set forth in our financial statements will vary as a result of the price of our common stock at the dates of stock issuances for services and not for other economic reasons.

Other Income (Expense)

There was no change in other expense which included interest expense of $8,375 for the three months ended June 30, 2010 and $8,375 for the three months ended in June 2009,

For the six months ended June 30, 2010

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel	Total
Sales	$ -	$ -	$47,325	$ -	$ -	$47,325
Cost of sales	$ -	$ -	$2,112	$ -	$ -	$2,112
Gross profit	$ -	$ -	$45,213	$ -	$ -	$45,213
Operating expenses	$1,671,899	$18,188	$35,285	$2,100	$844	$1,728,316
Depreciation and amortization	$6,952	$ -	$ -	$ -	$ -	$6,952
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($1,697,877)	($18,188)	$9,928	($2,100)	($844)	($1,709,081)

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

For the six months ended June 30, 2009

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$55,125	$55,125
Cost of sales	$ -	$3,552	$3,552
Gross profit	$ -	$51,573	$51,573
Operating expenses	$1,742,358	$46,576	$1,788,934
Depreciation and amortization	$6,952	$ -	$6,952
Other income (expense)	($16,750)	$ -	($16,750)
Net income (loss)	($1,766,060)	$4,997	(1,761,063)

RESULTS OF OPERATION AND FINANCIAL CONDITION

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

Revenue

For the six months ended June 30, 2010 revenue was $47,325, a decrease of $7,800 from $55,125 for the same period in 2009. This was a result of a decrease in sales of SBNY.

Direct costs for the six months ended June 30, 2010 decreased by $1,440 for the six months ended June 30, 2009 because of a decrease in sales at SBNY.

Operating Expenses

Operating expenses include the five subsidiaries in 2010, including indirect labor, stock based compensation, professional, consulting and marketing fees, other general and administrative expenses, depreciation and amortization which were $1,735,268 for the six months ended June 30, 2010 compared to $1,795,866 for the same period in 2009, a decrease of $60,618.  The decrease is a result of the following: an increase of wages and wage related expenses of $30,747, a decrease of stock based compensation for professional and marketing fees of $1,901 valued at market for the date of issuance, a decrease of professional and marketing fees including legal and accounting fees of $182,253, an increase of other general and administrative expenses of $92,789, and no change in depreciation and amortization. The stock based professional and consulting fees for 2010 and 2009 relate to legal, internal accounting, marketing and advisory fees. All valuations are based on the market price of our common stock at the date of issuance as contracts with consultants and professionals were based on the issuance of shares of our common stock and not on a specific dollar amount. When considering the above changes in operating expenses please refer to the heading “Stock Based Compensation” below. As a result, our expenses as set forth in our financial statements will vary as a result of the price of our common stock at the dates of stock issuances for services and not for other economic reasons.

Other Income (Expense)

Other expenses included interest expense of $19,026 for the three months ended June 30, 2010 which was an increase of $2276 over the interest expense for the three months ended in June 2009 of $16,750,

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended June 30,
	2010	2009

Net cash (used in) operating activities	$(368,067)	$(199,799)
Net cash (used in) provided by investing activities	$-	$-
Net cash provided by financing activities	$272,200	$221,592

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations.  For the six months ended June 30, 2010, the Company had limited operating abilities, and, as a result, had negative cash flow from operations.

We had cash of approximately $3,960 at June 30, 2010 and a working capital deficit of $5,465,135.  The primary areas of funding were the proceeds received from notes payable - related parties of $272,200; a decrease in accounts payable and accrued expenses of $38,979. We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. Our current operating expenditures are approximately $125,000 per month to support our operations; and under our projected growth plan, we expect to double that amount to approximately $250,000 per month in the last quarter of fiscal 2010. Our monthly cash burn rate is $95,000. Along with revenues from our existing contracts and sales at SBNY, we believe that we will need to raise capital to address the reduction in debt required for us to grow, become effective and to allow us to stay in business. We estimate that we will require approximately $1,500,000 in additional capital to sustain our operations at their current level through fiscal 2010 and that we will require as much as $1,000,000 in additional revenues or $1,500,000 in additional funding to achieve our projected growth plan.  The Company is in default on the John Hopkins $190,000 obligation, but the Company anticipates being able to meet this obligation by September 1, 2010.

Although we believe the additional capital we will require will be provided either through new equity investment, debt and/or increased revenue from the sale of our cosmeceuticals products, we cannot assure that the equity investment will be made, we can obtain debt at acceptable terms or that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing would impair our ability to stay in business and raises substantial doubt about our ability to remain as a going concern. We are attempting to raise capital through share issuance but we have no specific timetable. Our management team is meeting with institutions and investment bankers in an effort to raise debt or equity funding. The Company has not received any definitive proposal. It has no specific timetable for raising additional equity. The current cash burn rate is covered either by the management team or by stock issuances. Debts are covered by stock issuances or conversion to debt instruments. The Company’s only source of revenue to date is SBNY which reported revenues of $47,325 for the six months ended June 30, 2010 and a total company net loss of $1,709,081 and revenues of $55,125 with a total company net loss of $1,761,063 for the six months ended June 30, 2009.

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

Revenue Recognition

In the periods covered by this report, the Company's revenues have been generated from the sales of its donor sperm samples. The Company recognizes revenues provided a contractual arrangement exists, delivery has occurred and the fee is determinable and collection is reasonably assured. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise of an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at June 30, 2010.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

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

Dated: August 11, 2010

Proteonomix, Inc.

By: /s/ Michael Cohen

Michael Cohen

Principal Executive Officer

By: /s/ Robert Kohn

Robert Kohn

Principal Financial Officer

PROTEONOMIX, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009........................................................F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)...............F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED).....................................F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)…...............................................................................F-5

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$ 3,960	$ 99,827
Accounts receivable, net	37,266	41,813
Inventory	190,353	192,465

Total Current Assets	231,579	334,105

Fixed assets, net of depreciation	36,503	41,077

Other Assets:
Intangible assets, net of amortization	33,461	35,839
Intellectual Property License	3,401,891	-

Total Other Assets	3,435,352	35,839

TOTAL ASSETS	$ 3,703,434	$ 411,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 2,407,193	$ 1,733,606
Current portion of notes payable - related parties	689,831	417,631
Current portion of notes payable	-	392,675
Accounts payable and accrued expenses	2,599,690	2,359,116

Total Current Liabilities	5,696,714	4,903,028

Total Liabilities	5,696,714	4,903,028

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 and 4,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C -	50	50
Common stock, $.001 Par Value; 240,000,000 and 50,000,000 shares authorized
and 4,897,734 and 4,264,664 shares issued and outstanding	4,898	4,265
Additional paid-in capital	15,608,641	11,401,466
Retained earnings (deficit)	(17,607,069)	(15,897,988)

Total Stockholders’ Equity (Deficit)	(1,993,280)	(4,492,007)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,703,434	$ 411,021

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

OPERATING REVENUES
Sales	$ 37,539	$ 25,941	$ 47,325	$ 55,125

COST OF GOODS SOLD
Inventory - beginning	192,045	190,854	192,465	191,775
Purchases	-	-	-	2,217
	192,045	190,854	192,465	193,992
Inventory - end	(190,353)	(190,440)	(190,353)	(190,440)
Total Cost of Goods Sold	1,692	2,331	2,112	3,552

GROSS PROFIT (LOSS)	35,847	23,610	45,213	51,573

OPERATING EXPENSES

Wages and wage related expenses	106,521	78,132	215,329	184,582
Stock based compensation	13,494	15,395	13,494	15,395
Professional, consulting and marketing fees	656,255	118,624	1,273,298	1,455,551
Other general and administrative expenses	121,578	18,154	226,195	133,406
Depreciation and amortization	3,476	3,476	6,952	6,952
Total Operating Expenses	901,324	233,781	1,735,268	1,795,886

LOSS BEFORE OTHER INCOME (EXPENSE)	(865,477)	(210,171)	(1,690,055)	(1,744,313)

Interest income (expense), net	(8,375)	(8,375)	(19,026)	(16,750)
Total Other Income (expense)	(8,375)	(8,375)	(19,026)	(16,750)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(873,852)	(218,546)	(1,709,081)	(1,761,063)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (873,852)	$ (218,546)	$(1,709,081)	$ (1,761,063)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.20)	$ (0.09)	$ (0.39)	$ (0.63)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,452,498	2,467,903	4,359,100	2,800,537

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,709,081)	$ (1,761,063)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,952	6,952
Common stock issued for consulting services	73,950	796,110
Stock based compensation	13,494	15,395
Obligation to issue common shares - Services	974,180	480,000

Changes in assets and liabilities
Decrease in accounts receivable	4,547	(43,286)
Decrease in inventory	2,112	1,335
Increase in accounts payable and
and accrued expenses	265,779	304,758
Total adjustments	1,341,014	1,561,264

Net cash (used in) operating activities	(368,067)	(199,799)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - related parties	272,200	221,592

Net cash provided by financing activities	272,200	221,592

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(95,867)	21,793

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	99,827	115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,960	$ 21,908

CASH PAID DURING THE PERIOD FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 73,950	$ 796,110
Conversion of obligation to issue common shares to common stock and
additional paid in capital	$ 300,593	$ 1,630,500
Conversion of obligation to issue preferred shares to preferred stock and
additional paid in capital	$ -	$ 2,000
Conversion of notes payable and accrued interest for common stock and
additional paid in capital	$ 417,879	$ -

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 90% owner of the Cohen-McNiece Foundation. The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix also received a right of first refusal to license any technology developed by the Foundation.

Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $1,709,081 and $1,761,063 for the six months ended June 30, 2010 and 2009 respectively.  In addition, the Company has a working capital deficit in the amount of $5,465,135 as of June 30, 2010. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of SIX months or less to be cash equivalents. Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. Certain of these costs may be reduced by government grants and investment tax credits where applicable. The Company has never had any government grants or investment tax credits.

Intangible Assets

The Company’s intangible assets consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them. Patents are being amortized over their estimated useful lives, which range from seven to seventeen years.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets (Continued)

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

The value assigned to the license is not currently being amortized because the license is perpetual. The Company will test for impairment on an annual basis and impair the value if necessary.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $168,787 for doubtful accounts at June 30.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2010 no additional accrual for income taxes is necessary.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, primarily its licenses and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

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

The following is a reconciliation of the computation for basic and diluted EPS:

June 30, 2010       June 30, 2009

Net loss

$ (1,709,081)          $  (1,761,063)

Weighted-average common shares

Outstanding (Basic)

    4,359,100                 2,800,537

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

          2,000,000

Stock options

    1,200,000

  20,000

Warrants

                -                            -

Weighted-average commons shares

Outstanding (Diluted)

   7,559,100                4,820,537

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $190,353 as of June 30, 2010 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

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

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" (“ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative. ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

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

In May 2009, the FASB published ASC 855, “Subsequent Events" (“ASC 855"). ASC 855 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. Management has evaluated subsequent events through August 9, 2010, the date the financial statements were issued.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 3 -FIXED ASSETS

Fixed assets as of June 30, 2010 (unaudited) and December 31, 2009 were as follows:

 Estimated

Useful Lives            June 30,      December 31,

(Years)                    2010                2009

Computer Equipment

5

 $ 13,281

 $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (31,976)            (27,402)

Fixed assets, net

$  36,503           $ 41,077

There was $4,574 and $4,575 charged to operations for depreciation expense for the six months ended June 30, 2010 and 2009, respectively.

NOTE 4 - PATENTS AND TRADEMARKS

Intangible assets as of June 30, 2010 (unaudited) and December 31, 2009 were as follows:

 Estimated

Useful Lives      June 30,            December 31,

(Years)              2010                      2009

Patents and Trademarks

10

          $47,566

               $47,566

Less: accumulated amortization                                                (14,105)                 (11,727)

Intangible assets, net                                                              $ 33,461                $  35,839

There was $2,378 and $2,378 charged to operations for amortization expense for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5 - PROMISSORY NOTES

The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of June 30, 2010.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the noteholders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding as of June 30, 2010.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $689,832 as of June 30, 2010. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts as the repayment of the advances are made on a recurring basis. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and CFO of the Company totaling $1,200,814 as of June 30, 2010. This amount has been included in current liabilities on the condensed consolidated balance sheets.

NOTE 7 - LICENSING AGREEMENTS

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

During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable. As of June 30, 2010, the Company has $190,000 outstanding, respectively to JHU under the terms of the agreement.

The Company is currently in default on the John Hopkins $190,000 obligation, but the Company anticipates being able to meet the new terms of the obligation before it comes due September 1, 2010.

The Stromal Cell Technology License

On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 90% owner of the Cohen-McNiece Foundation. The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix also received a right of first refusal to license any technology developed by the Foundation.

Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 8 - COMMITMENTS

Lease Agreement

The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is approximately $2,500 per month.

Employment Agreements with Officers

The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement through June 30, 2010.

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

On July 1, 2009, we entered into an employment agreement with Robert Kohn, pursuant to which Mr. Kohn serves as Chief Financial Officer until June 29, 2012. Pursuant to the agreement, Mr. Kohn is entitled to receive a salary of $150,000 per annum which accrues until the Company receives $1,500,000 in equity, debt or joint venture funding. Mr. Kohn will receive an additional $50,000 per annum if the Company receives $3,000,000 in debt, equity or joint venture funding and an additional $50,000 per annum if the Company receives $10,000,000 in debt, equity or joint venture funding. In addition, Mr. Kohn is entitled to the issuance of 250,000 shares of common stock upon the execution of the employment agreement as a signing bonus.

Mr. Kohn also receives an additional 250,000 shares upon the spin-off of any subsidiary as a public company in the event such spin-off occurs during the term of the agreement.

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

Consulting Agreements

The Company has entered into consulting agreements with consultants to assist in developing the Company’s business. The agreements range in term from one year to three years. The agreements call for the issuance of common stock as the Company does not have sufficient cash flow to compensate its consultants with cash.

In December 2009, the Company entered into a three year agreement with the Company’s Chief Scientific Officer and Vice-President, Ian McNiece, PhD.  Under the terms of the agreement Mr. McNiece will receive $4,000 per month for three years which is accrued until the Company has received $3,000,000 in equity or convertible debt financing.  Furthermore, Mr. McNiece will receive 200,000 shares of common stock- 50,000 shares on the first and second anniversary of the signing of the agreement and 100,000 shares at the end of the agreement.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 8 - COMMITMENTS (CONTINUED)

Consulting Agreements (Continued)

Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares.

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months. Logoform received 100,000 options at $5.00 per share ratably over one year and exercisable until May 2011. Logoform AG also received 50,000 shares of Proteonomix to be paid by a third party on behalf of the Company. Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through June 30, 2010, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

Litigation

The Company has been threatened to be sued by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies the claim.

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

As of June 30, 2010, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 9 -STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

June 30, 2010

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

Common Stock

As of June 30, 2010, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 4,897,734 shares issued and outstanding as of June 30, 2010.

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

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 9 -STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During the six months ended June 30, 2010 the Company issued 633,070 shares of common stock including 29,000 shares for professional fees for services rendered during the second quarter of 2010, for fair value at the time services were performed, valued at $73,950.  The Board had authorized the shares to the professionals at the time services were performed.  250,000 shares were issued to Robert Kohn, our CFO, due November 1, 2009 under the terms of his employment contract.  The Board had authorized the shares at November 1, 2009 but the obligation was not satisfied until the share issuance June 4, 2010.  354,070 shares were issued on April 15, 2010 to satisfy the outstanding promissory notes including settlement of all principal and interest.  (See Note 5- Promissory Notes).

The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company had granted 16,500 warrants to holders of certain of the promissory notes. The warrants were issued in 2007 and were to expire five years later. The exercise price of the warrants was $20.00 per share. The warrants were valued at a value of $108,854 utilizing the Black-Scholes method. The warrants were converted into shares of common stock for issuance in 2008. These shares have not been issued as of June 30, 2010.  At June 30, 2010, there are no warrants outstanding.

The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:

Expected term (in years)	5 years
Expected stock volatility	100%
Expected stock dividend yield	0%
Risk-free interest rate	3%
Fair value per warrant	$6.60
Number of warrants	16,500
Value of warrants	$108,854
Relative value of warrants	$82,158

The warrant agreements contained no clauses regarding adjustments to exercise price, net settlement provisions, and registration rights or liquidated damages clauses.  The entire $82,158 was reflected as a discount on the notes and was amortized completely in 2007 and included as interest expense.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The Company had granted 15,000 options to a consultant in April 2010 for his work related to Proteoderm products. Of the 15,000 options, 5,000 were exercisable immediately with an additional 5,000 exercisable upon completion of certain requirements under the terms of the contract and the remaining 5,000 exercisable upon completion of the consultant’s engagement. The options are to expire in five years.

The exercise price of the options is $3.50 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $2.6987, calculated based on an expected term of 5 years, expected stock volatility of 180.50%, expected stock dividend yield of 0%, and risk-free interest rate of 1.75%. The value of the 5,000 options that are expensed in April, 2010 is $13,494.

The Company had granted 1,000,000 options to its President, Michael Cohen, on April 26, 2010 exercisable immediately. The options are to expire in five years.  These were issued pursuant to a license agreement for Stromal Cell.

The exercise price of the options is $3.55 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $3.4019, calculated based on an expected term of 5 years, expected stock volatility of 180.5%, expected stock dividend yield of 0%, and risk-free interest rate of 1.75%. The value of the 1,000,000 options that are capitalized as license on the condensed consolidated balance sheet at June 30, 2010 is $3,401,891.

The Company had granted 75,000 options to a U.S. based investor relations firm on June 1, 2010 exercisable ratably over 12 months commencing July 1, 2010. The options are to expire in five years.  If Proteonomix cancels the contract after a three month trial period, then the maximum amount of options exercisable is 18,750. No stock based compensation has been recognized on this option agreement as of June 30, 2010.

The Company had granted 100,000 options to a European investor relations firm on June 15, 2010 exercisable ratably over 12 months commencing July 15, 2010. The options are to expire in June 2011.  No stock based compensation has been recognized on this option agreement as of June 30, 2010.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

June 30, 2010
Stock Options	Number	Exercise Price (1)	Relative Value (2)	Fair Value	Term
Outstanding at Beginning of the Year (3)	20,000	$2.50	$15,395	$50,000	5 Years
Options Granted in First Quarter	0
Options Granted in Second Quarter
Kishore Ahuja, M.D. (4)	15,000	$3.50	$13,494	$52,500	5 Years
Michael Cohen, President (5)	1,000,000	$3.55	$3,401,891	$3,550,000	5 Years
Wolfe, Axelrod & Weinberger (6)	75,000	$5.00	0	$375,000	5 Years
Logoform AG (7)	100,000	$5.00	0	$500,000	1 Year
Options Outstanding at the End of the Period	1,210,000

(1) The exercise price is based on the Fair Market Value of the common stock at date of grant.

(2) Relative value is based on the Black-Scholes method.

(3) 20,000 options were granted in May 2009 at $2.50 per share.

(4) 15,000 options were granted on April 1, 2010 at $3.50 per share. 10,000 options will be exercisable upon the completion of certain requirements of the contract, and 5,000 are exercisable as of April 2010.

(5) Michael Cohen, the President of Proteonomix was granted 1,000,000 options on April, 26, 2010 at $3.55 per share.

(6) 75,000 options were issued on June 1, 2010 at $5.00 per share.  These are vested equally over a 12 month period starting July 1, 2010 and can be cancelled after a 90 day period except for 18,750 shares, which cannot be cancelled.

(7) 100,000 options were issued on June 15, 2010 @ $5.00 per share vested equally over 12 months beginning July 2010.

NOTE 10 -

PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At June 30, 2010, deferred tax assets consist of the following:

Net operating losses

$   5,986,403

Valuation allowance

  (5,986,403)

$              -

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 10 -

PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2010, the Company had a net operating loss carry-forward in the amount of $17,607,069 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2010 and 2009 is summarized as follows:

June 30, 2010       June 30, 2009

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash	3,960	-	-	3,960

Total assets	3,960	-	-	3,960

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 12 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI and StromaCel.

Operating segment data for the six months ended June 30, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel	Total
Sales	$ -	$ -	$47,325	$ -	$ -	$47,325
Cost of sales	$ -	$ -	$2,112	$ -	$ -	$2,112
Gross profit	$ -	$ -	$45,213	$ -	$ -	$45,213
Operating expenses	$1,671,899	$18,188	$35,285	$2,100	$844	$1,728,316
Depreciation and amortization	$6,952	$ -	$ -	$ -	$ -	$6,952
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($1,697,877)	(18,188)	$9,928	($2,100)	($844)	($1,709,081)
Segment assets	$71,862	($737)	$227,518	$2,900	$3,401,891	$3,703,434
Fixed Assets, net of depreciation	$36,503	$ -	$ -	$ -	$ -	$36,503

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

For the six months ended June 30, 2009

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$55,125	$55,125
Cost of sales	$ -	$3,552	$3,552
Gross profit	$ -	$51,573	$51,573
Operating expenses	$1,742,358	$46,576	$1,788,934
Depreciation and amortization	$6,952	$ -	$6,952
Other income (expense)	($16,750)	$ -	($16,750)
Net income (loss)	($1,766,060)	$4,997	($1,761,063)

Segment assets	$105,073	$371,236	$476,939
Fixed Assets, net of depreciation	$45,652	$ -	$45,652

NOTE 13 – SUBSEQUENT EVENTS

On July 30, 2010, the Company failed to make a payment pursuant to a Settlement Agreement with Johns Hopkins University ("JHU"). The Company owed JHU the sum of $190,000. JHU has stated its intention to reduce the default amount of $190,000 to judgment. However, JHU has also agreed to wait until September 1, 2010 to proceed with collection efforts on the judgment.  Further, JHU will accept installment payments totaling $190,000 if the Company pays $70,000 to JHU via wire transfer before the end of the day on August 3, 2010, and pays the balance of the $190,000 debt before September 1, 2010.  However, JHU expressly did not waive any right to which it is entitled under the Settlement Agreement.

PROTEONOMIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS (CONTINUED)

On August 6, 2010 the Company formed a new subsidiary X Gen Medical LLC, a Nevis Virgin island entity. X Gen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing X Gen Medical to serve as a platform for joint ventures with medical facilities worldwide. It is anticipated that new relationships formed with X Gen Medical will create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. Medical tourism is constantly on the rise and anticipated to continue to grow substantially due to current high costs of health care for certain procedures and improvements in both technology and standards of care in many countries. The establishment of a separate subsidiary, X Gen Medical LLC., is essential in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model. We anticipate closing on some of these negotiations in the near future, which we anticipate will include the necessary funding required to firmly establish X Gen Medical as a PRTMI provider.