Form 10-Q
period 2010-09-30
PROTEONOMIX, INC.
filed 2010-11-12
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53750

PROTEONOMIX, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	13-3842844
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

187 Mill Lane, Mountainside, NJ 07052

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 544-6116

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of November 4, 2010, was 4,861,984.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation:

•

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

•

statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•

statements about expected future sales trends for our products;

•

statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;

•

information about the anticipated release dates of new products;

•

other statements about our plans, objectives, expectations and intentions;

•

and other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part II, Item 1A - Risk Factors of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part II, Item 1A -  Risk Factors of this Report.  You should carefully consider the factors described in Part II, Item 1A - Risk Factors of this Report in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission.

     PROTEONOMIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

ITEM 1. FINANCIAL STATEMENTS

4

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

Condensed Consolidated Statements of Cash Flows

6

Notes to Condensed Consolidated Financial Statements

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

21

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

32

ITEM 4.  CONTROLS AND PROCEDURES

32

PART II. OTHER INFORMATION

33

ITEM 1.     LEGAL PROCEEDINGS

33

ITEM 1A.  RISK FACTORS

33

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

33

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

34

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

34

ITEM 5.     OTHER INFORMATION

34

ITEM 6.     EXHIBITS

34

SIGNATURES

35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$ 2,929	$ 99,827
Accounts receivable, net	25,780	41,813
Inventory	190,680	192,465

Total Current Assets	219,389	334,105

Fixed assets, net of depreciation	34,216	41,077

Other Assets:
Intangible assets, net of amortization	188,618	35,839
Intellectual Property License	3,401,891	-

Total Other Assets	3,590,509	35,839

TOTAL ASSETS	$ 3,844,114	$ 411,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 2,716,638	$ 1,733,606
Current portion of notes payable - related parties	925,055	417,631
Current portion of notes payable	-	392,675
Accounts payable and accrued expenses	2,688,193	2,359,116

Total Current Liabilities	6,329,886	4,903,028

Total Liabilities	6,329,886	4,903,028

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 and 4,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C -	50	50
Common stock, $.001 Par Value; 240,000,000 and 50,000,000 shares authorized
and 4,897,734 and 4,264,664 shares issued and outstanding	4,898	4,265
Additional paid-in capital	15,729,842	11,401,466
Retained earnings (deficit)	(18,220,762)	(15,897,988)

Total Proteonomix, Inc.'s Stockholders' Equity (Deficit)	(2,485,772)	(4,492,007)
Noncontrolling interest	-	-

Total Stockholders’ Equity (Deficit)	(2,485,772)	(4,492,007)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,844,114	$ 411,021

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2010		2009	2010		2009

OPERATING REVENUES
Sales	$ 21,647		$ 72,299	$ 68,972		$ 127,424

COST OF GOODS SOLD
Inventory - beginning	190,353		190,440	192,465		191,775
Purchases	545		1,655	545		3,872
	190,898		192,095	193,010		195,647
Inventory - end	(190,680)		(188,355)	(190,680)		(188,355)
Total Cost of Goods Sold	218		3,740	2,330		7,292

GROSS PROFIT (LOSS)	21,429		68,559	66,642		120,132

OPERATING EXPENSES

Wages and wage related expenses	103,423		128,603	318,752		313,185
Stock based compensation	121,201		-	134,695		15,395
Professional, consulting and marketing fees	331,488		886,443	1,604,786		2,341,994
Other general and administrative expenses	74,596		109,632	300,791		243,038
Depreciation and amortization	3,476		3,476	10,428		10,428
Total Operating Expenses	634,184	#	1,128,154	2,369,452	#	2,924,040

LOSS BEFORE OTHER INCOME (EXPENSE)	(612,755)		(1,059,595)	(2,302,810)		(2,803,908)

Interest income (expense), net	-		(8,375)	(19,026)		(25,125)
Total Other Income (expense)	-		(8,375)	(19,026)		(25,125)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(612,755)		(1,067,970)	(2,321,836)		(2,829,033)
Minority interest	-		-	-		-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(612,755)		(1,067,970)	(2,321,836)		(2,829,033)
Provision for Income Taxes	(938)		-	(938)		-

NET LOSS APPLICABLE TO COMMON SHARES	$ (613,693)		$ (1,067,970)	$(2,322,774)		$ (2,829,033)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.13)		$ (0.30)	$ (0.51)		$ (0.93)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,897,734		3,525,337	4,540,618		3,044,946

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,322,774)	$ (2,829,033)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,428	10,428
Common stock issued for consulting services	73,950	1,464,240
Stock based compensation	134,695	15,395
Obligation to issue common shares - Services	1,283,625	580,000
Noncontrolling interest	-	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	16,033	(96,014)
Decrease in inventory	1,785	3,420
Increase in accounts payable and
and accrued expenses	354,282	561,505
Total adjustments	1,874,798	2,538,974

Net cash (used in) operating activities	(447,976)	(290,059)

CASH FLOWS FROM INVESTING ACTIVITES
Increase in patent fees	(156,346)	-

Net cash (used in) investing activities	(156,346)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - related parties	507,424	341,709

Net cash provided by financing activities	507,424	341,709

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(96,898)	51,650

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	99,827	115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,929	$ 51,765

CASH PAID DURING THE PERIOD FOR:
Income taxes	$ -	$ -
Interest expense	$ 938	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 73,950	$ 1,464,240
Conversion of obligation to issue common shares to common stock and
additional paid in capital	$ 300,593	$ 2,841,300
Conversion of obligation to issue preferred shares to preferred stock and
additional paid in capital	$ -	$ 2,000
Conversion of notes payable and accrued interest for common stock and
additional paid in capital	$ 417,879	$ -

The accompanying notes are an integral part of these consolidated financial statements

 Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis British Virgin Islands entity (“XGen Medical” or “XGen”). X Gen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It is anticipated that new relationships formed with XGen Medical will create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. Medical tourism is constantly on the rise and anticipated to continue to grow substantially due to current high costs of health care for certain procedures and improvements in both technology and standards of care in many countries. The establishment of a separate subsidiary, XGen Medical LLC., was essential in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model. We anticipate closing on some of these negotiations in the near future, which we anticipate will include the necessary funding required to firmly establish XGen Medical as a PRTMI provider. Under the agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCell will provide XGen Medical with the technology and know how to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The minority shareholder that is in default has been terminated as of November 1, 2010, and any agreements that he entered into on behalf of the Company are being renegotiated or terminated as he acted outside of his capacity as an officer of XGen. XGen, for the nine months ended September 30, 2010 and as of September 30, 2010, has only recorded those agreements that were negotiated by Proteonomix, Inc., the 51% owner of XGen.

The Company owns and operates six subsidiaries, The Sperm Bank of New York, Inc., Proteoderm, Inc., National Stem Cell, Inc., PRTMI, StromaCel, Inc. and XGen Medical, LLC.

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

Going Concern

During the nine-month period ended September 30, 2010, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and we have incurred significant operating losses. since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We have recently established a majority owned subsidiary in XGen Medical, LLC which will provide a new source of revenue, and continue to develop out stem cell technology and cosmeceutical product line. We anticipate revenues to commence by the end of 2010 on these products. We have outstanding trade and accrued payables of $2,688,193 including accrued salaries due to our management of $1,225,000, and loans from our Chief Executive Officer’s of $925,055.

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $2,322,774 and $2,829,033 for the nine months ended September 30, 2010 and 2009 respectively.  In addition, the Company has a working capital deficit in the amount of $6,110,497 as of September 30, 2010. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of September 30, 2010, we had a cash balance of $2,929. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $100,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $1,200,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $137,335 for doubtful accounts at September 30, 2010.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2010 no additional accrual for income taxes is necessary.

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

The following is a reconciliation of the computation for basic and diluted EPS:

September 30, 2010

    September 30, 2009

Net loss

$ (2,322,774)

$  (2,829,033)

Weighted-average common shares

Outstanding (Basic)

    4,540,618

                   3,044,946

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

                  2,000,000

Stock options

    1,058,749

                       20,000

Warrants

                                  -

                                -

Weighted-average commons shares

Outstanding (Diluted)

     7,599,367

                  5,064,946

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $190,680 as of September 30, 2010 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has applied the provisions in ASC 810-10-45 to the financial information for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, $29,155 of expenses attributable to the minority owners are being carried off balance sheet as the investment for the share of 41% of XGen Medical, LLC has not been made yet. .

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

NOTE 3 -FIXED ASSETS

Fixed assets as of September 30, 2010 (unaudited) and December 31, 2009 were as follows:

Estimated

Useful Lives            September 30,    December 31,

(Years)                     2010                  2009

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (34,263)            (27,402)

Fixed assets, net

$ 34,216            $ 41,077

There was $6,861 and $6,861 charged to operations for depreciation expense for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 - PATENTS AND TRADEMARKS

Intangible assets as of September 30, 2010 (unaudited) and December 31, 2009 were as follows:

Estimated

Useful Lives    September 30,       December 31,

(Years)              2010                          2009

Patents and Trademarks

10

     $203,912

         $47,566

Less: accumulated amortization

       (15,294)                    (11,727)

Intangible assets, net                                                                              $ 188,618                   $  35,839

There was $3,567 and $3,567 charged to operations for amortization expense for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 5 - PROMISSORY NOTES

The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of September 30, 2010.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the noteholders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding as of September 30, 2010.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $925,055 as of September 30, 2010. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts as the repayment of the advances are made on a recurring basis. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,225,000 as of September 30, 2010. This amount has been included in current liabilities on the condensed consolidated balance sheets.

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

The Company is currently in default on the John Hopkins obligation, and in the third quarter of 2010, made payments totaling $80,000 against this payable. As of September 30, 2010, the total outstanding liability is $110,000. The Company will continue to make payments to fully satisfy this liability.

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

NOTE 8 - COMMITMENTS

Lease Agreement

The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is approximately $2,500 per month. In addition, the Company leases office space on a monthly basis n the amount of $249 per month.

Employment Agreements with Officers

The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement through September 30, 2010. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 9) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust; and c) an increase in the vehicle allowance to $1,000 per month.

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

In addition, Mr. Kohn receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Kohn is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of three years from July 1, 2009, unless terminated by the Company or Mr. Kohn by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for "cause," as such term is defined in the agreement. Upon termination, Mr. Kohn will only be entitled to accrued salary, and benefits which have vested at the time of termination. On September 30, 2010, the Company and Mr. Kohn entered into a Separation Agreement, and in accordance with the terms of the agreement, Mr. Kohn will relinquish his duties as CFO and in return, receive $187,500 of his accrued compensation, $37,500 of his accrued fringe benefits, and keep 156,250 shares of common stock he received for his signing bonus, and return the 93,750 shares that were received.

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

Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through September 30, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company is currently determining whether to extend beyond November 30, 2010 at this time. The Company has expensed in stock-based compensation 18,750 options through September 30, 2010.

On June 15, 2010 the Company entered into a three month agreement with Logoform AG to perform business development, research and related investment relations services.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 24,999 options through September 30, 2010 as stock-based compensation in accordance with the terms of the agreement.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through September 30, 2010, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

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

As of September 30, 2010, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

September 30, 2010

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

Common Stock

As of September 30, 2010, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 4,897,734 shares issued and outstanding as of September 30, 2010.

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

During the nine months ended September 30, 2010 the Company issued 633,070 shares of common stock including 29,000 shares for professional fees for services rendered during the second quarter of 2010, for fair value at the time services were performed, valued at $73,950.  The Board had authorized the shares to the professionals at the time services were performed.  250,000 shares were issued to Robert Kohn, our CFO, due November 1, 2009 under the terms of his employment contract.  The Board had authorized the shares at November 1, 2009 but the obligation was not satisfied until the share issuance June 4, 2010.  354,070 shares were issued on April 15, 2010 to satisfy the outstanding promissory notes including settlement of all principal and interest.  (See Note 5- Promissory Notes).

The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company had granted 16,500 warrants to holders of certain of the promissory notes. The warrants were issued in 2007 and were to expire five years later. The exercise price of the warrants was $20.00 per share. The warrants were valued at a value of $108,854 utilizing the Black-Scholes method. The warrants were converted into shares of common stock for issuance in 2008. These shares have not been issued as of September 30, 2010.  At September 30, 2010, there are no warrants outstanding.

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

The exercise price of the options is $3.55 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $3.4019, calculated based on an expected term of 5 years, expected stock volatility of 180.5%, expected stock dividend yield of 0%, and risk-free interest rate of 1.75%. The value of the 1,000,000 options that are capitalized as license on the condensed consolidated balance sheet is $3,401,891.

The Company had granted 75,000 options to a U.S. based investor relations firm on June 1, 2010 exercisable ratably over 12 months commencing July 1, 2010. The options are to expire in five years.  If Proteonomix cancels the contract after a three month trial period, then the maximum amount of options exercisable is 18,750. The Company has expensed three months of these options (18,750 total) that have vested through September 30, 2010 as  stock based compensation in the amount of $51,944 as of September 30, 2010.

The Company had granted 100,000 options to a European investor relations firm on June 15, 2010 exercisable ratably over 12 months commencing July 15, 2010. The options are to expire in June 2011.  The Company has expensed three months of these options (24,999 total) that have vested through September 30, 2010 as  stock based compensation in the amount of $69,257 as of September 30, 2010.

September 30, 2010
Stock Options	Number	Exercise Price (1)	Relative Value (2)	Fair Value	Term
Outstanding at Beginning of the Year (3)	20,000	$2.50	$15,395	$50,000	5 Years
Options Granted in First Quarter	0
Options Granted in Second Quarter
Kishore Ahuja, M.D. (4)	15,000	$3.50	$13,494	$52,500	5 Years
Michael Cohen, President (5)	1,000,000	$3.55	$3,401,891	$3,550,000	5 Years
Wolfe, Axelrod & Weinberger (6)	75,000	$5.00	$51,944	$375,000	5 Years
Logoform AG (7)	100,000	$5.00	$69,257	$500,000	5 Years
Options Outstanding at the End of the Period	1,210,000

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

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At September 30, 2010, deferred tax assets consist of the following:

Net operating losses

$ 6,195,059

Valuation allowance

(6,195,059)

$             -

At September 30, 2010, the Company had a net operating loss carry-forward in the amount of $18,220,762 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2010 and 2009 is summarized as follows:

September 30, 2010

      September 30, 2009

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash	2,929	-	-	2,929

Total assets	2,929	-	-	2,929

NOTE 12 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI and StromaCel.

Operating segment data for the nine months ended September 30, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$68,972	$ -	$ -	$68,972
Cost of sales	$ -	$ -	$2,330	$ -	$ -	$2,330
Gross profit	$ -	$ -	$66,642	$ -	$ -	$66,642
Operating expenses	$2,210,298	$23,282	$63,938	$2,100	$60,344	$2,359,962
Depreciation and amortization	$10,428	$ -	$ -	$ -	$ -	$10,428
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($2,239,752)	(23,282)	$2,704	($2,100)	($60,344)	($2,322,774)
Segment assets	$222,834	$-	$216,489	$2,900	$3,401,891	$3,844,114
Fixed Assets, net of depreciation	$34,216	$ -	$ -	$ -	$ -	$34,216

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

For the nine months ended September 30, 2009

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$127,424	$127,424
Cost of sales	$ -	$7,292	$7,292
Gross profit	$ -	$120,132	$120,132
Operating expenses	$2,828,260	$85,352	$2,913,612
Depreciation and amortization	$10,428	$ -	$10,428
Other income (expense)	($25,125)	$ -	($25,125)
Net income (loss)	($2,863,812)	$34,780	($2,829,033)

Segment assets	$132,153	$421,810	$553,963
Fixed Assets, net of depreciation	$37,029	$ -	$37,029

NOTE 13 – SUBSEQUENT EVENTS

In October 2010, in accordance with the Separation Agreement with Robert Kohn, 93,750 shares of common stock were returned by Mr. Kohn and canceled by the Company, and the Company issued 58,000 shares to their Chief Scientific Officer in conversion of $58,767 in accounts payable due him.

Under the agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCell will provide XGen Medical with the technology and know how to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor promised payments toward satisfaction of the contract.  To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The minority shareholder that is in default has been terminated as of November 1, 2010, and any agreements that he entered into on behalf of the Company are being renegotiated or terminated as he acted outside of his capacity as an officer of XGen. XGen, for the nine months ended September 30, 2010 and as of September 30, 2010, has only recorded those agreements that were negotiated by Proteonomix, Inc., the 51% owner of XGen.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “Proteonomix,” “we,” “our” or “us,” we mean Proteonomix, Inc., and its subsidiaries.

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the material contained in this Management’s Discussion and Analysis is forward-looking.  Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.  These risks and uncertainties include the rate of market development and acceptance of our products, the unpredictability of our sales cycle, the limited revenues and significant operating losses generated to date, and the possibility of significant ongoing capital requirements.

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the year ended December 31, 2009 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

General Business Overview

We are a biotechnology company engaged in the discovery and development of stem cell therapeutic, tissue banking and cosmeceutical products. We are developing pre clinical-stage therapeutic agents and treatments for diabetes, heart and lung diseases.

Our discoveries involve non embryonic stem cell treatments. We have further developed innovative business models by establishing an international network of laboratories for early commercialization of our products and services and expedited FDA trials for our products and services.

Through our subsidiaries: Proteoderm (100%), Stroma Cell (100%), Sperm Bank of New York (100%), PRTMI (100%), PRTMI RD (90%) and XGen Medical, LLC (51%), we have developed intellectual property embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of stem cells, a growth platform for stem cells, a unique cord blood banking cryopreservation bag, a device to eliminate malformed stem cells via filtration. We have developed products utilizing our intellectual property including but not limited to a cosmeceutical   based on our NC138 matrix.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products. We have concentrated on our cosmeceutical treatment based on our licensed technology. In fiscal 2008, we completed the development of our cosmeceutical products and we anticipate sales to begin in the fourth quarter of 2010.

Company Overview

Cosmeceuticals – We manufacture, market and sell a range of anti-aging and wound care products, through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Stem Cell Therapies – we are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes..

Tissue Banking – We provide various laboratory services including reproductive, cord blood and other tissue banking. Our model employs expansion technology to greatly enhance profitability in this field.

Business Model – We are establishing an international network of laboratories through our XGen Medical, LLC subsidiary, and we will reach an early market for treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment.

Technology Overview

We have worked together with independent outside laboratories to develop a portfolio of complementary and synergistic technologies covering all steps in the Regenerative Therapy process. These steps include:

Cell Identification – Stem cells occur in various organs in the body, identifying the desired cells from all other cells is the first step towards a treatment. We have filed patent applications for biomarkers specifically identifying Islet Cells in the pancreas for diabetes treatment and Stromal Cells in bone marrow for cardiac treatment.

Cell Isolation – Once the cells are identified, the desired cells must be isolated from all others to create a pure material to increase efficiency and reduce rejection. This is the second step towards a treatment. We have filed patents on the method of stem cell isolation for various applications.

Cell Conversion – For some treatments, the Stem Cells must be converted from one type to another. We have filed a patent for conversion of pancreatic stem cells into insulin producing beta cells as part of our diabetes research.

Cell Expansion – Once the desired cells have been identified, isolated, and converted for the desired result, the quantity must be dramatically increased in number. Current technology is general limited to a 5 generation increase in cells before differentiation (replication errors). We have developed a unique growth medium and matrix that currently shows many additional generations without differentiation.

Cryopreservation – The final step in treatment is the preservation of the material for storage and transport. We have developed a technology that decreases the numbers of cells lost during the cryopreservation and thawing process and further reduces the chances of contamination.

Cosmeceutical Overview

We discovered a matrix of proteins and polypeptides, NC-138TM, secreted from our Stem Cell growth platform. We have developed a line of Anti-Aging Skin Care Products which are ready for commercialization. When NC-138TM was first discovered, it showed exciting, positive results in a double-blind study. We launched this product at the Anti-Aging Conference in 2008, and since then, we have signed up approximately 200 physicians in our “prescription” treatment program, we have received a $5,000,000 pre-order for distribution in China with financial conditions, which production for this pre-order will commence upon financing.

Upon a financing, we will re-launch this product on a smaller scale. An order for packaging has been placed for the first 10,000 units, contracts have been signed for the production and for mixing, bottling, packing and shipping. We anticipate that our first shipment will occur in the 1st quarter of 2011.

Proteoderm is ready for initial market entry as an over the counter Anti-Aging product. Once sufficient capitalization exists to cover cash flows on larger orders, the product will be brought to the high-end “prescription” market. Pre-sales have commenced on the internet and first sales will be online only. We have contacted with Dr. Smeena Khan to conduct a formal 150 patient study.  Additionally, subsequent to sufficient capitalization, we will restart our Dermatologist network using a prescribed formulation, approach larger distributors of complementary products, and finalize our China order.

StromaCelTM Cardiac Treatment

StromaCelTM is a post Myocardial Infarction Treatment using Allogenic Stem Cells from Bone Marrow donors. Administered via an IV drip in the first two weeks following Infarction, it increases long-term recovery of heart function.

StromaCelTM was developed in conjunction with the University of Miami and is now ready for commercialization and FDA trials. We have developed an improved protocol for material expansion, currently completing validation runs at University of Miami, increasing from 10X times to 50X expansion.

StromaCelTM intends to sell to foreign  PRTMI’s for treatment of patients abroad.,  The company intends to utilize the revenues  and data to support and supplant respectively an FDA trial of the product. Contracts have been signed with medical facilities in the Dominican Republic and we anticipate to begin treating patients in 2nd quarter of 2011. Material production has been contracted to the  University of Miami. We anticipate expanding our PRTMI network to serve local patients in countries not subject to FDA type regulations and fly in patients from nearby regulated countries.

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patients lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). .

Regenerative Translational Medicine and XGen Medical LLC

Regenerative medicine refers to research into treatments that restore adult body parts. There are three strategies for future treatments: the injection of stem cells or progenitor cells; the induction of regeneration by introduced substances; and the transplantation of in vitro grown organs and tissues.

Translation Medicine is the emerging view of medical practice and interventional epidemiology, as a natural 21st century progression from Evidence-Based Medicine. It integrates research inputs from the basic sciences, social sciences and political sciences to optimize both patient care and also preventive measures which may extend beyond the provision of healthcare services.

Translational Research is the underlying basis for Translational Medicine which is the process which leads from evidence based medicine to sustainable solutions for public health problems. Fulfilling the promise of translational research for improving the health and longevity of the world’s population depends on developing broad-based teams of scientists and scholars who are able to focus their efforts of clinical trials into changes in clinical practice, informed by evidence from the social and political sciences.

We are a 51% owner in XGen Medical LLC, which was formed in August 2010. XGen will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. The mission of XGen will be to undertake clinical trials in regenerative medicine for delivery of cutting edge therapies. XGen will interface between clinical programs to identify potential therapies to move into clinical studies. This will involve development of clinical protocols, development of manufacturing of cellular products for clinical use, monitoring and compliance of the clinical trials. Further, XGen will provide for the seamless transition between the lab and the patient care facility.

XGen plans to build out several facilities worldwide, to develop our Regenerative Transitional Medicine technology. These facilities will work on conjunction with the stem cell manufacturing (StromaCel) and provide for locations for patient transport for treatment purposes (PRTMI). We have commenced our first such agreement in Dubai.

Under the agreement, two investors were responsible for investing five million dollars into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCell will provide XGen Medical with the technology and know how to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor promised payments toward satisfaction of the contract. To the dtae of this filing no payments have been made.

History of the Company

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

On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  At the end of a ninety day trial period, the Company may cancel the Agreement and WAW would retain 18,750 options at $5.00 per share.  The Company has expensed three months of these options (18,750 total) that have vested through September 30, 2010 as  stock based compensation in the amount of $51,944 as of September 30, 2010.

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform received 100,000 options at $5.00 per share ratably over one year and exercisable until May 2011.  The Company has expensed three months of these options (24,999 total) that have vested through September 30, 2010 as  stock based compensation in the amount of $69,257 as of September 30, 2010.Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company.  Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.

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

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expires on April 30, 2011, for a monthly lease payment of $5,585. The Company believes that such office space will be sufficient for its needs for the next 12 months, although the lease does not contain a renewal option.  The Company’s principal offices are located at 187 Mill Lane, Mountainside, NJ 07052. Our telephone number at such address is (973) 544-6116.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$21,647	$ -	$-	$21,647
Cost of sales	$ -	$ -	$218	$ -	$ -	$218
Gross profit	$ -	$ -	$21,429	$ -	$ -	$21,429
Operating expenses	$538,399	$5,094	$28,653	$ -	$59,500	$631,646
Depreciation and amortization	$3,476	$ -	$ -	$ -	$ -	$3,476
Other income (expense)	$-	$ -	$ -	$ -	$ -	$-
Net income (loss)	$(541,875)	($5,094)	($7,224)	$ -	($59,500)	($613,693)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2009

	Stem-Cell	Proteoderm	Sperm Bank	Total
Sales	$ -	$-	$72,299	$ 72,299
Cost of sales	$ -	$-	$ 3,740	$ 3,740
Gross profit	$ -	$-	$68,559	$ 68,559
Operating expenses	$997,666	$83,835	$43,177	$1,124,678
Depreciation and amortization	$3,476	$ -	$ -	$ 3,476
Other income (expense)	($8,375)	$ -	$ -	($8,375)
Net income (loss)	($1,009,517)	($83,835)	$ 5,382	($1,067,970)

Net Revenues.  Net revenues were $21,647 for the three month period ended September 30, 2010, compared to $72,299 for the comparable period in 2009, or a decrease of $50,652. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the three months ended September 30, 2010 was $218 (1% of net revenue), compared to $3,740 (6% of net revenue) during the same period in 2009, a decrease of $3,522, or 95% of the net revenue. The decreased costs are the result of lower costs involved in the production of the samples.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the three months ended September 30, 2010, decreased $493,032 (44%) to $635,122 for 2010 as compared to $1,128,154 for the same period in 2009. The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month period ended September 30.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change

Wage and wage related costs	$103,423	$128,603	$(25,180)	(19.6)
Professional fees	331,488	886,443	(554,955)	(62.6)
Insurance costs	13,021	27,827	(14,806)	(53.2)
Rent - building and equipment	9,354	15,250	(5,896)	(38.7)
Travel and related	51,740	33,794	17,946	53.1
Miscellaneous expenses	481	32,761	(32,280)	(98.5)
Depreciation and amortization	3,476	3,476	-	0.0
Stock based compensation	121,201	-	121,201	100.0
Total	$634,184	$1,128,154	$(493,970)	(43.8)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $25,180 (19.6%), due to a reduction in wages and reduced taxes as certain FICA limits were reached..

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended September 30, 2010 versus the same period last year by $554,955 (63%) due to: a decrease in the issuance of stock for services rendered during the quarter and a decrease in the accrued stock liability and a decrease in legal fees associated with a reclassification of patent costs to intangible assets.

Insurance costs in the three months ended September 30, 2010, were $13,021 compared to $27,827 for the same period in 2009, a decrease of $14,806 (53%). The decrease is attributed to a reduction in policy limitations.

Rent decreased by $5,896 (39%) to $9,354 in the three months ended September 30, 2010, as compared to $15,250 for the same period in 2009, due to the Company’s allocation of rent relating to their sperm bank operations.

Travel expense for the three months ended September 30, 2010 of $51,740 compared to the same period for 2009 of $33,794, or an increase of $17,946 (53%). During the third quarter of 2010, the Company accrued a stock liability for reimbursement of travel costs, which increased as a result of additional lab work done in their laboratory in Miami as well as increased global activities in the Middle East and Europe.

Miscellaneous expense decreased by $32,280 (99%) to $481 for the three months ended September 30, 2010, as compared to $32,761 for the same period in 2009. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the three months ended September 30, 2010 of $3,476 compared to the same period for 2009 of $3,476 remained the same due to no new additions of our fixed assets, and no fixed assets have become fully depreciated.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the three months ended September 30, 2010, the Company recognized an expense associated with stock-based compensation of $121,201. During the same period of 2009, the Company recognized no stock-based compensation expense for consultants.

Employee stock option expense in 2010 and 2009 represents the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the three months ended September 30, 2010 was $0 compared to other expense of $8,375 for the same period last year. The decrease in other expense from 2009 is the result of reduction of debt associated with the interest cost that was recorded in 2009.

Net Loss and Net Loss per Share.  Net loss for the three months ended September 30, 2010 was $613,693, compared to $1,067,970 for the same period in 2009, for a decreased net loss of $454,277 (43%). Net loss per share for the three months ended September 30, 2010 was $0.13 compared to $0.30 in the same period for 2009, based on the weighted average shares outstanding of 4,897,734 and 3,525,794, respectively. The decreased net loss for the third quarter of 2010 compared to the same period in 2009 arose from the following: (i) decreased net revenue of $50,652, (ii) decreased cost of sales of $3,522, (iii) decreased salary and benefit costs of $25,180, (iv) decreased professional fees of $554,955 (v) a decrease in insurance costs of $14,806, (vi) an increased travel and entertainment costs of $17,946, (vii) a decrease in miscellaneous costs of $32,280, (viii) a decrease in rent expense of $5,896, (ix) an increase in stock-based compensation for consultants of $121,201, and (x) an increase in other net non-operating income and expense of $8,375.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following analysis reflects the condensed consolidated results of operations of Proteonimx, Inc. and its subsidiaries.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$68,972	$ -	$ -	$68,972
Cost of sales	$ -	$ -	$2,330	$ -	$ -	$2,330
Gross profit	$ -	$ -	$66,642	$ -	$ -	$66,642
Operating expenses	$2,210,298	$23,282	$63,938	$2,100	$60,344	$2,359,962
Depreciation and amortization	$10,428	$ -	$ -	$ -	$ -	$10,428
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($2,239,752)	($23,282)	$2,704	($2,100)	($60,344)	($2,322,774)

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

2009
	Stem-Cell	Proteoderm	Sperm Bank	Total
Sales	$ -	$-	$127,424	$127,424
Cost of sales	$ -	$-	$7,292	$7,292
Gross profit	$ -	$-	$120,132	$120,132
Operating expenses	$2,706,926	$83,835	$122,851	$2,913,612
Depreciation and amortization	$10,428	$-	$ -	$10,428
Other income (expense)	($25,125)	$-	$ -	($25,125)
Net income (loss)	($2,742,479)	($83,835)	($2,719)	($2,829,033)

Net Revenues.  Net revenues were $68,972 for the nine month period ended September 30, 2010, compared to $127,424 for the comparable period in 2009, or a decrease of $58,452. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2010 was $2,330 (4% of net revenue), compared to $7,292 (6% of net revenue) during the same period in 2009, a decrease of $4,962, or 68% of the increased net revenue. The decreased costs are the result of lower costs involved in the production of the samples.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the nine months ended September 30, 2010, decreased $553,650 (19%) to $2,370,390 for 2010 as compared to $2,924,040 for the same period in 2009. The table below details the components of operating expense, as well as the dollar and percentage changes for the nine-month period ended September 30.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change

Wage and wage related costs	$318,752	$313,185	$5,567	1.8
Professional fees	1,604,786	2,341,994	(737,208)	(31.5)
Insurance costs	35,906	27,827	8,079	29.0
Rent - building and equipment	26,228	44,266	(18,038)	(40.7)
Travel and related	179,729	47,771	131,958	276.2
Miscellaneous expenses	59,866	123,174	(63,308)	(51.4)
Depreciation and amortization	10,428	10,428	-	0.0
Stock based compensation	134,695	15,395	119,300	774.9
Total	$2,370,390	$2,924,040	$(553,650)	(18.9)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $5,567 (2%), due to increased pay to the CFO in 2010 versus 2009. The CFO was hired July 1, 2009 so only had three months included for that period.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the nine months ended September 30, 2010 versus the same period last year by $737,208 (32%) due to: a decrease in the issuance of stock for services rendered during the quarter and a decrease in the accrued stock liability and a decrease in legal fees associated with a reclassification of patent costs to intangible assets.

Insurance costs in the nine months ended September 30, 2010, were $35,906 compared to $27,827 for the same period in 2009, an increase of $8,079 (29%). The increase is attributed to additonal D&O insurance.

Rent decreased by $18,038 (41%) to $26,228 in the nine months ended September 30, 2010, as compared to $44,266 for the same period in 2009, due to the Company’s allocation of rent relating to their sperm bank operations and additional office space.

Travel expense for the nine months ended September 30, 2010 of $179,729 compared to the same period for 2009 of $47,771, or an increase of $131,958 (276%). During the third quarter of 2010, the Company increased its travel costs associated with our establishment of the XGen subsidiary as well as additional global activites throughout Europe and additional laboratory work in Miami.

Miscellaneous expense decreased by $63,308 (51%) to $59,866 for the nine months ended September 30, 2010, as compared to $123,174 for the same period in 2009. The decrease was due to general business expenses reducing due to cash flow issues.

Depreciation expense in our operating expenses for the nine months ended September 30, 2010 of $10,428 compared to the same period for 2009 of $10,428 remained the same due to no new additions of our fixed assets, and no fixed assets have become fully depreciated.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the nine months ended September 30, 2010, the Company recognized an expense associated with stock-based compensation of $134,695. During the same period of 2009, the Company recognized $15,395 stock-based compensation expense for consultants.

Employee stock option expense in 2010 and 2009 represents the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the nine months ended September 30, 2010 was $19,026 compared to other expense of $25,125 for the same period last year. The decrease in other expense from 2009 is the result of reduction of debt associated with the interest cost that was recorded in 2009.

Net Loss and Net Loss per Share.  Net loss for the nine months ended September 30, 2010 was $2,322,774, compared to $2,829,033 for the same period in 2009, for a decreased net loss of $506,259 (18%). Net loss per share for the nine months ended September 30, 2010 was $0.51 compared to $0.93 in the same period for 2009, based on the weighted average shares outstanding of 4,540,618 and 3,044,946, respectively. The decreased net loss for the three quarters of 2010 compared to the same period in 2009 arose from the following: (i) decreased net revenue of $58,452, (ii) decreased cost of sales of $4,962, (iii) increased salary and benefit costs of $5,567, (iv) decreased professional fees of $737,208 (v) an increase in insurance costs of $8,079, (vi) an increased travel and entertainment costs of $131,958, (vii) a decrease in miscellaneous costs of $63,308, (viii) a decrease in rent expense of $18,038, (ix) an increase in stock-based compensation for consultants of $119,300, and (x) an increase in other net non-operating income and expense of $6,099

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
Category	2010	2009

Net cash provided (used) in operating activities	$(447,976)	$(290,059)
Net cash provided (used) in investing activities	(156,346)	-
Net cash provided by financing activities	507,424	341,709

Net increase (decrease) in cash	$(96,898)	$51,650

Net Cash Used in Operations

Net cash used in operating activities for the nine months ended September 30, 2010, was $447,976, compared with net cash used in operating activities of $290,059 during the same period for 2009, or an increase in the use of cash for operating activities of $157,917 (55%). The increase in the use of cash is due to: (i) lower net income (loss) of $506,259 offset by a decrease in accounts receivable of $112,047 and a decrease in accounts payable of $207,223.

Net Cash Used in Investing Activities

In 2010, the only investing activities were the increase in costs associated with filing patents of $156,346. There were no cash flow activities from investing activities for the nine months ended September 30, 2009.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $507,424 for nine months ended September 30, 2010, compared with $341,709 for the same period in 2009, or an increase of $165,715 (49%). Of the 2010 and 2009 proceeds from financing activities, 100% was from the issuance of new debt to related parties from cash infused into the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during nine months ended September 30, 2010 by $96,898, compared to an increase in cash and cash equivalents during the same period in 2009 of $51,650. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $447,976, (ii) cash used for the net increase in patent costs of $156,346, and (iii) an increase in cash by $507,424 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	September 30, 2010	December 31, 2009

Cash and cash equivalents	$2,929	$99,827

Current assets	219,389	334,105
Current liabilities	6,329,886	4,903,028
Working capital (deficit)	$(6,110,497)	$(4,568,923)

At September 30, 2010, we had a working capital deficit of $6,110,497, compared with a working capital deficit at December 31, 2009 of $4,568,923, an increase in working capital deficit of $1,541,574 (34%). As of September 30, 2010, the Company had cash and cash equivalents of $2,929 as compared to $99,827 on December 31, 2009. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Our cash and cash equivalents during the nine months ending September 30, 2010 decreased by $96,898 and is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables, ongoing noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and consultants. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Additional Capital

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means. We have not begun to receive revenues from our cord blood services or cosmeceutical sales at this point. Management may seek to raise additional capital through one or more equity or debt financings or through bank borrowings.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.

If adequate funds are not available to us, we may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of September 30, 2010 and December 31, 2009.

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-month period ended September 30, 2010, Proteonomixs’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $2,688,193 including accrued salaries due to our management of $1,225,000. Also, our Chief Executive Officer’s net outstanding noninterest-bearing loans were $925,055.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Except as disclosed in Note 2 of our 2009 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine month period ended September 30, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at September 30, 2010.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•

We intend to appoint additional members to our board of directors in 2010 or 2011 and establish an audit committee.

•

We intend to hire additional staff in 2010 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP.

•

We intend to hire internal audit staff to consolidate and concentrate our efforts with the building of its six subsidiaries.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this Report in deciding whether to invest in our common stock.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and accrued salaries due to our executive officers and employees in order to indirectly fund operations.

As of September 30, 2010, we had a working capital deficit of approximately $6,110,497. During the nine months ended September 30, 2010, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $925,055, and accrued salaries due our executive officers in the amount of $1,225,000. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

Noone

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

_________________

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEONOMIX, INC.
By: /s/ Michael Cohen Michael Cohen Chief Executive Officer (Principal Executive Officer)	By: /s/ Michael Cohen Michael Cohen Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November __, 2010