Form 10-K
period 2010-12-31
PROTEONOMIX, INC.
filed 2011-03-29
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___ No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ___ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ✓  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes __ No  ✓

The aggregate market value of the voting common equity held by non-affiliates based upon the average of bid and asked prices for the Common Stock on December 31, 2010, the last business day of the registrant’s most recently completed fiscal year as quoted on the OTC Bulletin Board was approximately $3,613,388.80.

The number of shares outstanding of the registrant’s common stock, as of March 16, 2011, was 5,985,556.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation: information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth; statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues; statements about expected future sales trends for our products; statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements; information about the anticipated release dates of new products; other statements about our plans, objectives, expectations and intentions; and other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1 – Business and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 1A - Risk Factors and Item 1 - Business of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A - Risk Factors in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.     BUSINESS

General Business Overview

We are a biotechnology company engaged in the discovery and development of stem cell therapeutics, tissue banking services and cosmeceutical products. Our technologies are embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of stem cells, a growth platform for stem cells, a unique cord blood banking cryopreservation bag, a device to eliminate malformed stem cells via filtration. We have developed products utilizing our intellectual property including but not limited to an anti-aging cosmeceutical based on our NC138 protein matrix and the StromaCel™ cardiac treatment.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products and technologies. We have further developed an innovative business model for early commercialization and expedited FDA trials for our products and services through an international network of laboratories.

Company Overview

Cosmeceuticals – We have developed a range of anti-aging and wound care products, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Stem Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2011 in conjunction with our new cellular expansion technology

Tissue Banking – We provide various laboratory services including reproductive, cord blood and other tissue banking through our subsidiary Sperm Bank of New York. We intend to apply our expansion technology to greatly enhance profitability in this field as part of our business strategy.

Business Model – We are seeking to establish an international network of laboratories through which we intend to reach market early for treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment.

Technology Overview

We have worked together with independent outside laboratories and national universities to develop a portfolio of complementary and synergistic technologies covering all steps in the Regenerative Therapy process. These steps include:

Cell Identification – Stem cells occur in various organs in the body, identifying the desired cells from all other cells is the first step towards a treatment. We have filed patent applications for biomarkers specifically identifying Islet Cells in the pancreas for diabetes treatment and Stromal Cells in bone marrow for cardiac treatment, marketed under the brand name StromaCel™.

Cell Isolation – Once the cells are identified, the desired cells must be isolated from all others to create a pure material to increase efficiency and reduce rejection. This is the second step towards a treatment. We have filed patents on a method of stem cell isolation for various applications.

Cell Conversion – For some treatments, the Stem Cells must be converted from one type to another. We have filed a patent for conversion of pancreatic stem cells into insulin producing beta cells as part of our diabetes research.

Cell Expansion – Once the desired cells have been identified, isolated, and converted for the desired result, the quantity must be dramatically increased in number. Current technology is generally limited to a five-generation increase in cells before differentiation (replication errors). We have developed a unique growth medium and matrix that currently shows many additional generations without differentiation.

Cryopreservation – The final step in treatment is the preservation of the material for storage and transport. We have developed a technology that decreases the numbers of cells lost during the cryopreservation and thawing process and further reduces the chances of contamination.

Cosmeceutical Overview

We discovered a matrix of proteins and polypeptides, NC-138TM, secreted from our patent pending Stem Cell growth platform. Based upon this protein matrix, we have developed a line of Anti-Aging Skin Care Products which are ready for commercialization. When NC-138TM was first discovered, it showed exciting, positive results in a double-blind study. We launched this product at the Anti-Aging Conference in 2008, and since then, we have signed up approximately 200 physicians in our “prescription” treatment program and received a substantial number of serious international distributorship inquiries. However, full product launch has been delayed due to lack of financing.. Upon securing financing, we will seek to exploit our network of interested physician and distributors to make a worldwide product launch.

Proteoderm is ready for initial market entry as an over the counter Anti-Aging product. We have contacted with Dr. Smeena Khan to conduct a formal 150 patient study. Pre-sales have commenced on the internet and first sales will be online only. Once sufficient revenue exists to cover cash flows on larger orders, the product will be brought to the high-end “prescription” market and for mass international distribution. We anticipate that our first shipment will occur prior to the last quarter of 2011.

StromaCelTM Cardiac Treatment

StromaCelTM is a post Myocardial Infarction Treatment using Allogenic Stem Cells from Bone Marrow donors. Administered via an IV drip in the first two weeks following Infarction, it has been demonstrated to increases long-term recovery of heart function. StromaCelTM was developed in conjunction with a major academic institution and is now ready for commercialization and FDA trials. We have developed an improved protocol for material expansion, that has recently completed validation runs at a major academic institution, increasing from 10X times to 50X expansion.

StromaCelTM intends to sell to foreign  PRTMI’s for treatment of patients abroad.,  The Company intends to utilize the revenues  and data to support and supplant respectively an FDA trial of the product. Contracts have been signed with medical facilities in the Dominican Republic and it is to soon to determine when the Company will begin treating patients. Material production has been contracted to the a major academic institution. The Company anticipates expanding their PRTMI network to serve local patients in countries not subject to FDA type regulations and fly in patients from nearby regulated countries when properly funded.

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

Translational Research is the underlying basis for Translational Medicine that is the process which leads from evidence based medicine to sustainable solutions for public health problems. Fulfilling the promise of translational research for improving the health and longevity of the world’s population depends on developing broad-based teams of scientists and scholars who are able to focus their efforts of clinical trials into changes in clinical practice, informed by evidence from the social and political sciences.

We are a 100% owner in PRTMI. PRTMI anticipates tofocus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. The mission of PRTMI will be to undertake clinical trials in regenerative medicine for delivery of cutting edge therapies. XGen will interface between clinical programs to identify potential therapies to move into clinical studies.

This will involve development of clinical protocols, development of manufacturing of cellular products for clinical use, monitoring and compliance of the clinical trials. Further, PRTMI will provide for the seamless transition between the lab and the patient care facility.

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

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2011.

This should enable the professional to emphasize the use of information about an individual patient to select or optimize that patient's preventative and therapeutic care for their skin.

On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2010. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options were $96,673 for the year ended December 31, 2010 relating to these options. Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company.  Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.

On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking.  In 2011 we anticipate the beginning of sales in the last quarter for our Proteoderm products.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $5,917,452 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this report before deciding to invest in our common stock.  The risks described below are not the only ones facing our company. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part or all of your investment.

Risks Related to Our Company and Our Operations

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and accrued salaries due to our executive officers and employees in order to indirectly fund operations.

As of December 31, 2010, we had a working capital deficit of approximately $6,892,315. During the year ended December 31, 2010, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our senior officer’s of approximately $1,098,421, and accrued salaries due our executive officers in the amount of $1,362,500. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2010 Proteonomix’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.

As of December 31, 2010, we had a cash balance of $18. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from one or more equity or debt financings or from bank borrowing.  We are currently spending or incurring expenses of approximately $175,000 per month on operations and the continued research and development of our products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that we are able to continue to defer the amounts due to our executives for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

During Fiscal 2010, our total stockholders’ deficit increased by $1,049,157 to $3,442,850, and our consolidated net loss was $3,470,035 for the year ended December 31, 2010. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Proteonomix’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

Our independent registered public accounting firm has expressed uncertainty regarding our ability to continue as a going concern.

Our independent registered public accounting firm has expressed uncertainty regarding our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

We have not yet generated any revenue from our Proteoderm and StromaCel products.

We have generated limited revenue from the sperm bank division.  We anticipate launching of our Proteoderm products during 2011; however, there can be no assurance we will be successful in such launch or that we will generate revenue from our products.

Our certifying officers evaluated the effectiveness of our disclosure controls and procedures, and concluded that our disclosure controls were not effective for prior periods and that we had certain weaknesses in our internal controls over timely reporting.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  The Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and is made known to management (including the Certifying Officers) by others within the Company, including its subsidiaries. We regularly evaluate the effectiveness of our disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly in our Forms 10-Q and annually in our Forms 10-K. In completing such reporting, we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As we have disclosed in the past our Certifying Officers concluded that our disclosure controls and procedures were not effective. Management continues to believe that refinement to our disclosure controls and procedures is an ongoing progress. The Audit Committee believes the Company should continue the following activities: (a) additional education and professional development for the Company’s accounting and other staff on new and existing applicable SEC filing requirements, certain applicable SEC disclosure requirements, and the timing of the filing thereof, and (b) reviewing disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereto. While management is responsible for establishing and maintaining our disclosure controls and procedures and has taken steps to ensure that the disclosure controls are effective and free of “significant deficiencies” and/or “material weaknesses,” the ability of management to implement the remediation of such weaknesses and deficiencies and the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative.

Current shareholdings may be diluted if we make future equity issuances or if outstanding notes converted into shares of common stock.

“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases.  Our issuance of additional stock, convertible preferred stock and convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock price.  The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of the common stock.  Also, the exercise of warrants and options may result in additional dilution.

The holders of outstanding options, warrants and convertible securities have the opportunity to profit from a rise in the market price of the common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders.  We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.  At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than those provided by those securities.

We may face competition from other developers of the technology we specialize in.

While the market for our technology is highly fragmented, we face competition from other companies which are developing products that are expected to be competitive with our products.   Business in general is highly competitive, and we compete with both large multinational providers and smaller companies. Some of our competitors have more capital, longer operating and market histories, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

We may undertake acquisitions which pose risks to our business.

As part of our growth strategy, we have and may in the future acquire or enter into joint venture arrangements with, or form strategic alliances with complimentary businesses. Any such acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions.  These risks may include:

•

Difficulty of identifying appropriate acquisition candidates;

•

Paying more than the acquired company is worth;

•

Difficulty in assimilating the operations of the new business;

•

Costs associated with the development and integration of the operations of the new entity;

•

Existing business may be disrupted;

•

Entering markets in which we have little or no experience;

•

Accounting for acquisitions could require us to amortize substantial intangible assets (goodwill), adversely affecting our results of operations;

•

Inability to retain the management and key personnel of the acquired business;

•

Inability to maintain uniform standards, controls, policies and procedures; or

•

Customer attrition with respect to customers acquired through the acquisition.

We cannot assure you that we would successfully overcome these risks or any other problems associated with any acquisition, investment, strategic alliances, or related efforts.  Also, if we use our common stock in connection with an acquisition, your percentage ownership in us will be reduced and you may experience additional dilution.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Refinement of our internal controls and procedures will be required as we manage future growth successfully and operate effectively as a public company. Such refinement of our internal controls, as well as compliance with the Sarbanes-Oxley Act of 2002 and related requirements, will be costly and will place a significant burden on management.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Our stock price is volatile.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These broad market fluctuations may cause the market price of our common stock to drop.  In addition, the market price of our common stock is highly volatile.  Factors that may cause the market price of our common stock to drop include:

•

Fluctuations in our results of operations;

•

Timing and announcements of new customer orders, new products, or those of our competitors;

•

Any acquisitions that we make or joint venture arrangements we enter into with third parties;

•

Changes in stock market analyst recommendations regarding our common stock;

•

Failure of our results of operations to meet the expectations of stock market analysts and investors;

•

Increases in the number of outstanding shares of our common stock resulting from sales of new shares, or the exercise of warrants, stock options or convertible securities;

Reluctance of any market maker to make a market in our common stock;

•

Changes in investors’ perception of the transportation security scanning and healthcare information technology industries generally; and

•

General stock market conditions.

There is a limited market for our common stock.

Our common stock is quoted on OTC Bulletin Board under the symbol “PROT.”  As a result, relatively small trades in our stock could have disproportionate effect on our stock prices.  No assurance can be made that an active market for our common stock will continue.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not designated for quotation on a national securities exchange.  Trades in OTC Bulletin Board quoted stocks will be displayed only if the trade is processed by an institution acting as a market maker for those shares.  Although there are approximately 10 market makers for our stock, these institutions are not obligated to continue making a market for any specific period of time.  Thus, there can be no assurance that any institution will be acting as a market maker for our common stock at any time.  If there is no market maker for our stock and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price for your shares.  Moreover, because the order handling rules adopted by the SEC that apply to other listed stocks do not apply to OTC Bulletin Board quoted stock, no market maker is required to maintain an orderly market in our common stock.  Accordingly, an order to sell our stock placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

Because we became public through a reverse acquisition, we may not be able to attract the attention of major brokerage firms or institutional investors.

We became a public company through a reverse acquisition.  Accordingly, securities analysts and major brokerage firms and securities institutions may not cover our common stock since there is no incentive to recommend the purchase of our common stock.  No assurance can be given that established brokerage firms will want to conduct any financing for us in the future.

Our common stock is subject to the SEC’s Penny Stock Regulations.

Our common stock is subject to the SEC’s “penny stock” rules.  These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the liquidity for the market of our common stock.  Such rules may also affect the ability of broker-dealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

Certain provisions of our charter and bylaws may discourage mergers and other transactions.

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for someone to acquire control of us.  These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business.  These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.

The use of a staggered board of directors and the ability to issue “blank check” preferred stock are traditional anti-takeover measures.  These provisions may be beneficial to our management and the board of directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such tender offer, or who may want to replace some or all of the members of the board of directors.

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. Michael Cohen, Chief Executive Officer and Ian McNiece our Chief Scientific Officer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man life insurance on any of our officers.

In addition, the loss of key members of our sales and marketing teams or key technical service personnel could jeopardize our positive relations with our customers.  Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect.  The loss of any of our key officers or personnel could impair our ability to successfully execute our business strategy, because we substantially rely on their experience and management skills.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business.

We believe that our ability to attract, train, motivate and retain additional highly skilled technical, managerial and sales personnel is essential to our future success.  Competition for such personnel is intense, and qualified personnel are likely to remain a limited resource for the foreseeable future.  Locating candidates with the appropriate qualifications can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  If we fail to attract and retain sufficient numbers of highly skilled employees, our ability to provide the necessary products, technologies, and services may be limited, and as a result, we may be unable to attract customers and grow our business.

We have never paid a cash dividend

We have not declared a cash dividend and we do not anticipate paying such dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to Registrant as Registrant is not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act.

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PROT.” The following table sets forth the high and low bid prices for each quarter during 2010 and 2009.

Fiscal Year Ended December 31, 2010:	High	Low
First Quarter	3.34	0.75
Second Quarter	5.40	2.20
Third Quarter	4.69	1.56
Fourth Quarter	2.00	0.31

Fiscal Year Ended December 31, 2009:
First Quarter	9.00	3.15
Second Quarter	4.00	1.00
Third Quarter	3.24	0.90
Fourth Quarter	2.60	.67

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of March 16, 2011, there were approximately 700 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  As of March 16, 2011 the bid price for our common stock was $0.32 per share.   Olde Monmouth Stock Transfer Co., Inc. of Atlantic Highlands, NJ is our stock transfer agent.

Dividends

We have never declared or paid cash dividends on our common stock.  Currently, we intend to retain earnings, if any, to support our growth strategies and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2010, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by stockholders	0	$0.00	2,500,000
Equity compensation plans not approved by stockholders
Total	0	$0.00	2,500,000

None of the options issued in 2010 were subject to the Equity Compensation Plan.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for Proteonomix periods ending December 31, 2010, and 2009, are derived from the audited consolidated financial statements and related notes included in this report.   Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

	Year Ended December 31
	2010	2009
Statement of Earnings Data:
Revenue	$83,321	$141,647
Operating Loss	(3,450,071)	(3,818,744)
Net Loss	(3,470,035)	(3,858,012)
Other Items (included in the above):
Depreciation and Amortization	244,607	13,906
Stock-based Compensation Expense (1)	182,675	15,395
Per Share Data:
Basis and Diluted Loss Per Share	$(0.75)	$(1.16)
Cash Flow Data:
Net cash provided (used) in operating activities	$(565,334)	$(205,796)
Net cash provided (used) in investing activities	(215,265)	-
Net cash provided by financing activities	680,790	305,508
Balance Sheet Data:
Cash and Cash Equivalents	$18	$99,827
Total Assets	3,652,161	411,021
Total Liabilities	7,095,011	4,903,028
Stockholders' Equity (Deficit)	(3,442,850)	(4,492,007)

(1) Stock-based compensation expense represents the estimated fair value of stock-based compensation to employees and consultants in lieu of cash compensation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “Proteonomix,” “we,” “our” or “us,” we mean Proteonomix, Inc.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the year ended December 31, 2010 and 2009 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

OVERVIEW

General Business Overview

We are a biotechnology company engaged in the discovery and development of stem cell therapeutics, tissue banking services and cosmeceutical products. Our technologies are embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of stem cells, a growth platform for stem cells, a unique cord blood banking cryopreservation bag, a device to eliminate malformed stem cells via filtration. We have developed products utilizing our intellectual property including but not limited to an anti-aging cosmeceutical based on our NC138 protein matrix and the StromaCel™ cardiac treatment.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products and technologies. We have further developed an innovative business model for early commercialization and expedited FDA trials for our products and services through an international network of laboratories.

Company Overview

Cosmeceuticals – We have developed a range of anti-aging and wound care products, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Stem Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2011 in conjunction with our new cellular expansion technology

Tissue Banking – We provide various laboratory services including reproductive, cord blood and other tissue banking through our subsidiary Sperm Bank of New York. We intend to apply our expansion technology to greatly enhance profitability in this field as part of our business strategy.

Business Model – We are seeking to establish an international network of laboratories through which we intend to reach market early for treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment.

Technology Overview

We have worked together with independent outside laboratories and national universities to develop a portfolio of complementary and synergistic technologies covering all steps in the Regenerative Therapy process. These steps include:

Cell Identification – Stem cells occur in various organs in the body, identifying the desired cells from all other cells is the first step towards a treatment. We have filed patent applications for biomarkers specifically identifying Islet Cells in the pancreas for diabetes treatment and Stromal Cells in bone marrow for cardiac treatment, marketed under the brand name StromaCel™.

Cell Isolation – Once the cells are identified, the desired cells must be isolated from all others to create a pure material to increase efficiency and reduce rejection. This is the second step towards a treatment. We have filed patents on a method of stem cell isolation for various applications.

Cell Conversion – For some treatments, the Stem Cells must be converted from one type to another. We have filed a patent for conversion of pancreatic stem cells into insulin producing beta cells as part of our diabetes research.

Cell Expansion – Once the desired cells have been identified, isolated, and converted for the desired result, the quantity must be dramatically increased in number. Current technology is generally limited to a five-generation increase in cells before differentiation (replication errors). We have developed a unique growth medium and matrix that currently shows many additional generations without differentiation.

Cryopreservation – The final step in treatment is the preservation of the material for storage and transport. We have developed a technology that decreases the numbers of cells lost during the cryopreservation and thawing process and further reduces the chances of contamination.

Cosmeceutical Overview

We discovered a matrix of proteins and polypeptides, NC-138TM, secreted from our patent pending Stem Cell growth platform. Based upon this protein matrix, we have developed a line of Anti-Aging Skin Care Products which are ready for commercialization. When NC-138TM was first discovered, it showed exciting, positive results in a double-blind study. We launched this product at the Anti-Aging Conference in 2008, and since then, we have signed up approximately 200 physicians in our “prescription” treatment program and received a substantial number of serious international distributorship inquiries. However, full product launch has been delayed due to lack of financing.. Upon securing financing, we will seek to exploit our network of interested physician and distributors to make a worldwide product launch.

Proteoderm is ready for initial market entry as an over the counter Anti-Aging product. We have contacted with Dr. Smeena Khan to conduct a formal 150 patient study. Pre-sales have commenced on the internet and first sales will be online only. Once sufficient revenue exists to cover cash flows on larger orders, the product will be brought to the high-end “prescription” market and for mass international distribution. We anticipate that our first shipment will occur prior to the last quarter of 2011.

StromaCelTM Cardiac Treatment

StromaCelTM is a post Myocardial Infarction Treatment using Allogenic Stem Cells from Bone Marrow donors. Administered via an IV drip in the first two weeks following Infarction, it has been demonstrated to increases long-term recovery of heart function. StromaCelTM was developed in conjunction with the a major academic institution and is now ready for commercialization and FDA trials. We have developed an improved protocol for material expansion, that has recently completed validation runs at a major academic institution, increasing from 10X times to 50X expansion.

StromaCelTM intends to sell to foreign PRTMI’s for treatment of patients abroad.,  The Company intends to utilize the revenues  and data to support and supplant respectively an FDA trial of the product. Contracts have been signed with medical facilities in the Dominican Republic and it is to soon to determine when the Company will begin treating patients. Material production has been contracted to a major academic institution. The Company anticipates expanding their PRTMI network to serve local patients in countries not subject to FDA type regulations and fly in patients from nearby regulated countries when properly funded.

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

Translational Research is the underlying basis for Translational Medicine that is the process which leads from evidence based medicine to sustainable solutions for public health problems. Fulfilling the promise of translational research for improving the health and longevity of the world’s population depends on developing broad-based teams of scientists and scholars who are able to focus their efforts of clinical trials into changes in clinical practice, informed by evidence from the social and political sciences.

We are a 100% owner in PRTMI, which was formed in August 2010. PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. The mission of PRTMI will be to undertake clinical trials in regenerative medicine for delivery of cutting edge therapies. PRTMI will interface between clinical programs to identify potential therapies to move into clinical studies. This will involve development of clinical protocols, development of manufacturing of cellular products for clinical use, monitoring and compliance of the clinical trials. Further, PRTMI will provide for the seamless transition between the lab and the patient care facility.

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

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2011.

This should enable the professional to emphasize the use of information about an individual patient to select or optimize that patient's preventative and therapeutic care for their skin.

On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2010. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options were $96,673 for the year ended December 31, 2010 relating to these options. Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company.  Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.

On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking.  In 2011 we anticipate the beginning of sales in the last quarter of our Proteoderm products.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $5,917,452 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Years Ended December 31
Category	2010	2009

Net cash (used) in operating activities	$(565,334)	$(205,796)
Net cash (used) in investing activities	(215,265)	-
Net cash provided by financing activities	680,790	305,508

Net increase (decrease) in cash	$(99,809)	$99,712

Net Cash Used in Operations

Net cash used in operating activities for the year ended December 31, 2010, was $565,334, compared with net cash used in operating activities of $205,796 during the same period for 2009, or an increase in the use of cash for operating activities of $359,538 (64%). The increase in the use of cash is due to: (i) lower net income (loss) of $387,977; (ii) offset by a decrease in common stock issued for consulting services of $1,631,853; (iii) an increase in the obligation to issue common shares for services of $603,113; (iv) an increase in depreciation and amortization expense of $230,701 and (v) a decrease in the change for accounts payable of $53,374.

Net Cash Used in Investing Activities

In 2010, the only investing activities were the increase in costs associated with filing patents of $215,265. There were no cash flow activities from investing activities for the year ended December 31, 2009.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $680,790 for year ended December 31, 2010, compared with $305,508 for the same period in 2009, or an increase of $375,282 (1279%). Of the 2010 and 2009 proceeds from financing activities, 100% was from the issuance of new debt to related parties from cash infused into the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the year ended December 31, 2010 by $99,809, compared to an increase in cash and cash equivalents during the same period in 2009 of $99,712. As outlined above, the decrease in cash and cash equivalents for the current fiscal year was the result of; (i) cash used in operating activities of $565,334, (ii) cash used for the net increase in patent costs of $215,265, and (iii) an increase in cash by $680,790 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

Category	December 31, 2010	December 31, 2009

Cash and cash equivalents	$18	$99,827

Current assets	202,696	334,105
Current liabilities	7,095,011	4,903,028
Working capital (deficit)	$(6,892,315)	$(4,568,923)

At December 31, 2010, we had a working capital deficit of $6,892,315, compared with a working capital deficit at December 31, 2009 of $4,568,923, an increase in working capital deficit of $2,323,392 (51%). As of December 31, 2010, the Company had cash and cash equivalents of $18 as compared to $99,827 on December 31, 2009. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Our cash and cash equivalents during the year ended December 31, 2010 decreased by $99,809 and is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables, ongoing loans from our chief executive officer and other senior management, and additional deferral of salaries for executive officers. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of December 31, 2010 and 2009.

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2010, Proteonomix’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $2,952,590 including accrued salaries due to our management of $1,362,500. Also, our Senior Officer’s net outstanding loans were $1,098,421.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2010 and 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

Fiscal 2010 as Compared with Fiscal 2009

2010

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$83,321	$ -	$ -	$83,321
Cost of sales	$ -	$ -	$15,850	$ -	$ -	$15,850
Gross profit	$ -	$ -	$67,471	$ -	$ -	$67,471
Operating expenses	$3,079,890	$23,282	$105,357	$5,000	$60,344	$3,273,873
Depreciation and amortization	$17,814	$ -	$ -	$ -	$226,793	$244,607
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($3,116,730)	($23,282)	($37,886)	($5,000)	($287,137)	($3,470,035)

(1)PRTMI RD is a wholly-owned subsidiary of PRTMI.

		2009
	Stem-Cell	Proteoderm	Sperm Bank	Total
Sales	$ -	$-	$141,647	$141,647
Cost of sales	$ -	$-	$23,192	$23,192
Gross profit	$ -	$-	$118,455	$118,455
Operating expenses	$3,708,725	$-	$214,568	$3,923,293
Depreciation and amortization	$13,906	$-	$ -	$13,906
Other income (expense)	($39,268)	$-	$ -	($39,268)
Net income (loss)	($3,761,899)	$-	($93,113)	($3,858,012)

Net Revenues.  Net revenues were $83,321 for the year ended December 31, 2010, compared to $141,647 for the comparable period in 2009, or a decrease of $58,326. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the year ended December 31, 2010 was $15,850 (19% of net revenue), compared to $23,192 (17% of net revenue) during the same period in 2009, a decrease of $7,342, or 13% of the decreased net revenue. The decreased costs are the result of lower costs involved in the production of the samples.

Operating Expenses and Depreciation.  Operating expenses and depreciation and amortization for the year ended December 31, 2010, decreased $419,657 (10.7%) to $3,517,542 for 2010 as compared to $3,937,199 for the same period in 2009. The table below details the components of operating expense, as well as the dollar and percentage changes for the year ended December 31.

	Years Ended December 31,
	2010	2009	$ Change	% Change

Wage and wage related costs	$391,682	$578,810	$(187,128)	(32.3)
Professional fees	2,137,365	2,722,935	(585,570)	(21.5)
Insurance costs	54,533	63,326	(8,793)	(13.9)
Rent - building and equipment	29,227	23,635	5,592	23.7
Travel and related	191,464	58,745	132,719	225.9
Miscellaneous expenses	285,989	460,447	(174,458)	(37.9)
Depreciation and amortization	244,607	13,906	230,701	1,659.0
Stock based compensation	182,675	15,395	167,280	1,086.6
Total	$3,517,542	$3,937,199	$(419,657)	(10.7)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $187,128 (32%), due to the termination of the CFO in 2010. The CFO was hired July 1, 2009 so only had six months included for that period.

Professional fees include legal, accounting, consulting, marketing, stock transfer agent, SEC filing, and general consulting fees and include the value of common stock issued for these services. Professional fees decreased for the year ended December 31, 2010 versus the same period last year by $585,570 (22%) due to: a decrease in the issuance of stock for services rendered during the year and a decrease in the accrued stock liability and a decrease in legal fees associated with a reclassification of patent costs to intangible assets.

Insurance costs in the year ended December 31, 2010, were $54,533 compared to $63,326 for the same period in 2009, a decrease of $8,793 (14%). The decrease is attributed to a reduction in liability insurance.

Rent increased by $5,592 (24%) to $29,227 in the year ended December 31, 2010, as compared to $23,635 for the same period in 2009, due to the Company’s allocation of rent relating to their sperm bank operations and additional office space.

Travel expense for the year ended December 31, 2010 of $191,464 compared to the same period for 2009 of $58,745, or an increase of $132,719 (226%). During 2010, the Company increased its travel costs associated with our establishment of the XGen subsidiary as well as additional global activities throughout Europe and additional laboratory work in Miami.

Miscellaneous expense decreased by $174,458 (38%) to $285,989 for the year ended December 31, 2010, as compared to $460,447 for the same period in 2009. The decrease was due to general business expenses reducing due to cash flow issues.

Depreciation expense in our operating expenses for the year ended December 31, 2010 of $244,607 compared to the same period for 2009 of $13,906 increased $230,701 due to the amortization of the Intellectual Property License of $226,793 which represents eight months of amortization on the license which is estimated to have a ten-year term. The depreciation of our fixed assets remained the same due to no new additions of our fixed assets, and no fixed assets have become fully depreciated.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the year ended December 31, 2010, the Company recognized an expense associated with stock-based compensation of $182,675. During the same period of 2009, the Company recognized $15,395 stock-based compensation expense for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the year ended December 31, 2010 was $19,026 compared to other expense of $39,268 for the same period last year. The decrease in other expense from 2009 is the result of reduction of debt associated with the interest cost that was recorded in 2009.

Net Loss and Net Loss per Share.  Net loss for the year ended December 31, 2010 was $3,470,035, compared to $3,858,012 for the same period in 2009, for a decreased net loss of $387,977 (10%). Net loss per share for the year ended December 31, 2010 was $0.75 compared to $1.16 in the same period for 2009, based on the weighted average shares outstanding of 4,629,865 and 3,325,274, respectively. The decreased net loss for 2010 compared to the same period in 2009 arose from the following: (i) decreased net revenues of $58,326; (ii) decreased cost of sales of $7,342, (iii) decreased salary and benefit costs of $187,128, (iv) decreased professional fees of $585,570 (v) a decrease in insurance costs of $8,793, (vi) an increased travel and entertainment costs of $132,719, (vii) a decrease in miscellaneous costs of $174,458, (viii) an increase in rent expense of $5,592, (ix) an increase in stock-based compensation for consultants of $167,280, (x) an increase in depreciation and amortization of $230,701and (xi) a decrease in other net non-operating income and expense of $20,242.

CRITICAL ACCOUNTING POLICIES

In December 2001 and January 2002, the Securities and Exchange Commission (“SEC”) requested that all registrants list their three to five most “critical accounting policies” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC defined a “critical accounting policy” as one which is both important to the portrayal of the company’s financial condition and results of operations, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The value assigned to the license is being amortized over a period of ten-years. Ten years was determined to be the estimated useful life of the intellectual property that the license is for. The Company will test for impairment on an annual basis and impair the value if necessary.

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company will apply the provisions in ASC 810-10-45 to the financial information when they have a majority interest in a subsidiary. XGen was the only subsidiary held less than 100%, but the Company assumed control of the minority interest shortly after formation.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page F-1 ..

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at December 31, 2010.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•

We intend to appoint additional members to our board of directors in 2011 and establish an audit committee.

•

We intend to hire additional staff in 2011 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP.

•

We intend to hire internal audit staff to consolidate and concentrate our efforts with the building of its six subsidiaries.

•

We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Proteonomix, Inc (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended).

The Company’s internal control over financial reporting is a process designed by, and under the supervision of, its principal executive and principal financial officers, or person performing similar functions, and effected by the Company’s board of directors, management and other personnel,  to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the current directors and executive officers of Proteonomix:

Name	Age	Title

Michael Cohen

43

President, Chief Executive Officer,

 Chairman, Board of Directors,

Chief Operating Officer

Chief Financial Officer

Treasurer

Roger Fidler

60

Director

Steven Byle

41

Director

Ian McNiece, PhD

54

Vice-President, Scientific

Development, Chief Scientific

Officer, Director

Jason Isaacs

40

Secretary

Michael Cohen, President, Chief Executive, Operating and Financial Officer, Treasurer, and Chairman of the Board.

Michael Cohen has served as our President, Chief Executive Officer and Chairman of our board of directors since September 12, 2006, as Chief Financial Officer and Treasurer since September 2010, and as Chief Operating Officer since September 2010. Michael Cohen began his career as a paramedic for NYC EMS in 1989. He joined Americorp Securities as a Vice President in its mergers and acquisitions department in 1994. He was instrumental in launching a number of successful IPOs at Americorp Securities. He was recruited by Dafna Construction in 1995 as its CFO and played a principal role in its growth and subsequent purchase. In 1997, Mr. Cohen joined Citigroup as a Vice President of Corporate Finance and managed a department in the risk management division of Salomon Smith Barney. In 2005, Mr. Cohen founded National Stem Cell Inc, our operating subsidiary. Mr. Cohen serves as our Chairman of the Board and President as well as the Principal Investigator for most of our therapeutic developments. Mr. Cohen served as a director of Vanity Holdings Inc., a public marketing company (OTCBB: VAEV) from October 2007 to March, 2009. Mr. Cohen attended Skidmore College and graduated with a Bachelor of Science from Haifa University in 1988.Mr. Cohen, was interviewed on a medical television show broadcast from the Dominican Republic and carried throughout Central and South America. The one-hour program, entitled "Health and Something More"; (Salud y Algo Mas), produced by Dr. Cesare Mella, a physician from the Dominican Republic, was aired by those stations in Central and South America which carry channel 19 (Canal 19). The show's host was Dr. Pedro Acosta; and the translator was Dr. Vicente Rodriguez. Mr. Cohen's interview appeared on Wednesday, February 17th at 7 PM local Dominican Republic time. The show was entirely dedicated to Proteonomix and its subsidiaries and covered the nature of stem cells and stem cell therapy, particularly with regard to myocardial infarction (heart attacks) and diabetes. Mr. Cohen also discussed the nature of the Proteonomix stem cell derivative used in cosmetics designed by its subsidiary, Proteoderm.

Ian McNiece, Vice President, Scientific Development, Chief Scientific Officer and Director

Dr. McNiece,has served as Vice-President for Scientific Development and Chief Scientific Officer since November 11, 2009 and as a Director since December 7, 2010.   He received his PhD in 1986 from the University of Melbourne undertaking his thesis work in studies of blood cell development at the Peter MacCallum Cancer Institute in Melbourne, Australia. He moved to the United States in July, 1986 to the University of Virginia as a postdoctoral fellow. In August, 1997 he was employed by Amgen Inc, as a Research Scientist and then as a Laboratory Head. In September 1998, he left Amgen and moved to the University of Colorado as the Director of Research in the Bone Marrow Transplant Program. Subsequently, he joined JHU as a Professor of Oncology and Laboratory Director of the Graft Engineering Laboratory from January 2003 to May 2007. This laboratory is responsible for all processing of bone marrow, peripheral blood progenitor cell (PBPC) products and cord blood products for transplantation of cancer patients. He was actively involved in optimization of cellular grafts for patient treatment and the translation of basic research to clinical treatment. In July, 2007 he joined the Stem Cell Institute at U Miami as Director of the Experimental and Clinical Cell-Based Therapies and is presently Professor of Medicine at U Miami. Dr. McNiece on January 2, 2007 became a member of the Scientific Advisory Board and Chief Scientific Officer and on November 11, 2009 he also became Vice-President of Scientific Development.

In February, 2010, he was appointed to the Board of Directors of The Foundation for the Accreditation of Cellular Therapy (FACT). Founded in 1996, FACT establishes standards for high quality medical and laboratory practice in cellular therapies. It is a non-profit corporation co-founded by the International Society for Cellular Therapy (ISCT) and the American Society of Blood and Marrow Transplantation (ASBMT) for the purposes of voluntary inspection and accreditation in cellular therapy field. The major objective of FACT is to promote high quality patient care and laboratory performance in the belief that a valid accreditation must assess both clinical and laboratory aspects.

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

Roger Fidler, Director.

Mr. Fidler has served as a director since January 2, 2010.  He also was the sole director, President, Chief Executive and Financial Officer of Global Agri-Med Technologies, Inc., a corporation that is publicly traded in the pink sheets, since inception in October 28, 1999. Mr. Fidler has been engaged in the private practice of law since 1983, specializing in corporate and securities law. Mr. Fidler has previously served on the Boards of Directors and as an officer of several other publicly held corporations, including Alfacell Corp., Diehl Graphsoft, Inc., D-Lanz Development Group, Inc., the Leonard Swindbourne Acquisition Corp., and numerous private companies. Mr. Fidler received a B.S. degree in Physics from Dickinson College, Carlisle, Pennsylvania in 1972; a Masters of Science degree from the University of Illinois at Champaign-Urbana, Illinois in 1974; and a Juris Doctor from the University of South Carolina in 1977 where he was a member of the Law Review. He is a member of the bars of New Jersey, New York and the District of Columbia and has practiced before the federal and state courts in New York and New Jersey as well as pro hac vice in cases before Federal District Courts in Kentucky and Florida. In addition he is a patent attorney authorized to practice before the United States Patent and Trademark Office. Mr. Fidler also performs legal services for us.

Steven Byle, Director.

Steven Byle joined our board of directors on January 5, 2009. He has been, since 2007, Vice-President of Technology for Dockwise, B.V, an energy company, the securities of which trade on the Euronext Stock Exchange under the symbol DOCK. From 2001 to 2008, he was Chief Executive Officer and Legal Counsel for Offshore Kinematics, Inc., a subsidiary of Dockwise which Mr. Byle founded and sold to Dockwise. In 2002, he founded what has become the Core Group International, an overseas manufacturer of custom, OEM, oilfield, and offshore elastomer systems. Since 2005, he has been a member of the board of directors of Ocean Dynamic China, an engineering subsidiary of Offshore Kinematics. In 2008, he co-founded Texas Auto Superstore, an online automotive sales company. Mr. Byle owned a technology and development consortium, the Novellent Group, founded in 1997, and was a co-founder of Internet Legal Resource Guide which provided online research for attorneys, beginning in 1995. Mr. Byle earned his B.S. in Engineering from the University of Michigan in 1991, summa cum laude, and was an Angell Scholar, and received his J.D. from the University of Texas Law School magna cum laude in 1998. He also attended Beijing Polytechnic University and Richmond College, England.

Jason Isaacs, Secretary

Jason Isaacs has served as our corporate Secretary since joining Proteonomix, Inc. in 2010.  He also serves as General Counsel, to Green Hills Software, Inc. which he joined in 2004, and INTEGRITY Global Security, LLC, which he joined in 2008.  Based in Santa Barbara, California, Mr. Isaacs is responsible for Green Hills Software’s and INTREGRITY Global Security's legal affairs, including managing and protecting intellectual property resources, fostering corporate development through strategic relationships with partners and customers, and ensuring compliance with applicable laws and regulations.  Mr. Isaacs also serves as a director on the board of the Santa Barbara Birth Center, which he joined in 2009. Previously, Mr. Isaacs practiced law at Brobeck Phleger & Harrison LLP and Heller Ehrman LLP in San Diego, specializing in technology transactions, licensing arrangements and business litigation in his representation of high growth and venture backed companies.  Mr. Isaacs received his law degree from Harvard Law School in 1997, cum laude and a BA from Brown University in 1992, magna cum laude, Phi Beta Kappa.

Scientific Advisory Board and Science Advisors:

Name

Age

Title

Commencement Date

Ian McNiece, Ph.D.

54

Chief Scientific Officer

January 2, 2007

Barbara Nabrit-Stephens, M.D.

62

Scientific Advisor

June 2, 2008

Gungdong (Francis) Pahng, Ph.D.    40

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

Ashoke Agarwal, M.D., FACC, Chief Scientific Officer for the Company’s subsidiaries, National Stem Cell, Inc. and StromaCel, Inc. Dr. Agarwal, 62 years old, became the Chief Scientific Officer for the Company's subsidiary, National Stem Cell, Inc. in June 2008 and became a member of the Scientific Advisory Board of the Company at the same time. Dr. Agarwal is a cardiologist and is in private practice in the fields of Internal Medicine and Cardiology from 1983 – present.   Affiliated with four hospitals in New Jersey, his primary practice is at St. Joseph’s Hospital, Patterson, New Jersey. He also served as Section Chief, Division of Cardiology at Passaic Beth Israel Hospital (1994 - 1996). He is a member of a number of medical societies and committees including the New Jersey State Medical Society (since 1984). Dr. Agarwal is past president of the Passaic County Medical Society. He received his medical degree at the Medical College, Calcutta, India, in 1969.

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

SECTION 16(a) COMPLIANCE AND REPORTING

Under the securities laws of the United States, the Company’s directors, executive officers, and certain securities holders of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2010, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors, except that Mr. Fidler, a director, failed to file a timely Form 4 with respect to the issuance to him of 25,000 in January 2010. He has subsquently filed the form late.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The material principles underlying our goals for executive compensation policies and decisions are intended to:

•	implement compensation packages which are competitive with comparable organizations and allow us to attract and retain the best possible executive talent;

•	relate annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives;

•	appropriately balance the mix of cash and noncash short and long-term compensation;

•	encourage integrity in business dealings through the discretionary portion of our compensation package; and

•	align executives’ incentives with long-term stockholder value creation.

We determine the appropriate levels of total executive compensation, including for our named executive officers, and each compensation element, based on several factors, such as an informal benchmarking of our compensation levels to those paid by comparable companies, our overall performance, each individual executive officer’s performance, the desire to maintain level equity and consistency among our executive officers, and other considerations that we deem to be relevant.

 Elements of Compensation

The principal elements of our compensation package are as follows, although we have not provided cash based compensation other than for base salary. We may consider in the future other cash based compensation once we become able to do so.

•	base salary;

•	annual cash incentive bonuses;

•	long-term incentive plan awards using stock options;

•	severance benefits;

•	change in control benefits;

•	401(k) savings plans;

•	retirement benefits;

•	perquisites and other compensation.

Base Salary

The amount of base salary paid or payable to our named executive officers is used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. When establishing base salaries for the executives, management considers a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the base salary of the individual at his prior employment and various qualified candidates to assume the individual’s role. Generally, we believe our executive’s base salaries should be targeted near the median of the range of salaries for executives in similar positions at comparable companies.

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2010, we did not make any annual cash incentive award to our employees, including our named executive officers.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President and COO, CFO and other named executive officers during each of the two fiscal years ended December 31, 2010:

Summary Compensation Table Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total($)
Michael Cohen President, CEO (1)	2008	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500
	2009	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500
	2010	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500

Kenneth Steiner COO(2)	2008	$-0-	-0-	$540,000	$-0-	$ -0-	$-0-	$-0-	$540,000
	2009	$-0-	$-0-	$600,000	$-0-	$ -0-	$ -0-	$ -0-	$600,000
	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Antonio Moura Treasurer, Former CFO(4)	2007	$-0-	-0-	$384,800	$-0-	$ -0-	$-0-	$-0-	$384,800
	2008	$-0-	-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Ian McNiece Vice President	2008	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Steven Byle Secretary(5)	2008	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Roger Fidler Director(7)	2010	$-0-	$-0-	$23,750	-0-	$ -0-	$-0-	$-0-	$23,750
Robert Kohn CFO(6)	2009	$75,000	$-0-	$177,500	-0-	$ -0-	$-0-	$-0-	$252,500
	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-

(1)  Mr. Cohen has accrued in 2008, 2009 and 2010 $250,000 in salary per year and $75,000 in bonuses per year as well an expense allowance for health care and vehicles of $40,000 each per year. No conversion or payment was made for the accrued but unpaid salary, bonus or expense allowance due him in 2008, 2009 or 2010.

(2)  Dr. Steiner has not been issued any shares of common stock. Pursuant to an amendment of his consulting agreement with the Company, Dr. Steiner is entitled to a total of three hundred fifty (350,000) thousand shares, all of which shares shall be issued to him at the conclusion of the term of the Consulting Agreement. For financial statement purposes, the share issuance is valued as follows: 50,000 shares upon entering the agreement on May 17, 2008 and 50,000 shares every four month thereafter. Valuation of the shares is at the market price of the shares each four months subsequent to the date of the agreement. In the event Dr. Steiner resigns or is removed for cause prior to the termination date of the Agreement, he is not entitled to the issuance of any shares of our common stock. Dr. Steiner’s contract was not renewed on September, 2010.

(3)  Mr. Pensley has been issued 480,000 shares of common stock under a retainer agreement entered into in November 2007 which expired in November 2009. Shares have been valued at their market price on the date of grant. 180,000 of Mr. Pensley’s shares were issued subsequent to the end of the 2008 fiscal year. Shares were valued at market on the dates of grant. Mr. Pensley resigned from his positions with the Company as Secretary and a Director on December 29, 2009.

(4)  Mr. Moura has been issued 104,000 shares of common stock under a retainer agreement entered into in November 2007 which expired in November 2009. Shares have been valued at their market price on the date of grant.  38,500 of Mr. Moura’s shares were issued subsequent to the end of the 2008 fiscal year. Shares were valued at market on the dates of grant. Mr. Noura resigned August 4, 2010.

(5)  Steven Byle became our Secretary on December 29, 2009 and resigned that position on August 4, 2010. He receives no compensation for serving as such.

(6)  Mr. Kohn became the Chief Financial Officer on July 1, 2009. His base annual salary is $150,000 which he has accrued in 2009. He was granted 250,000 shares of common stock as a signing bonus which were valued at their market price on the date of grant. The shares have not been issued to date and were subject to an oral agreement for a four month probationary period, which ended November 2, 2009. The Company was not obligated to issue shares until the probationary period had been met and the employee had not been terminated. Mr. Kohn resigned October 4, 2010. The Company negotiated a separation agreement with Mr. Kohn that resulted in recognizing the amount of accrued salary and benefits pursuant to Mr. Kohn’s agreement with the Company and the issuance of 156,000 shares of common stock.

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

In addition, Mr. Cohen is entitled to the issuance of 50,000 shares of common stock upon the filing of patent applications naming him as investigator or inventor, which are assigned to the Company, and the granting of patents which are assigned to the Company. To date, Mr. Cohen has received 50,000 Series C Preferred Shares (jointly with Jacob Cohen) for the assignment of patent rights and applications to the Company which shares were transferred to the JSM Family Trust. Mr. Cohen is also entitled to use of a car leased by us for not more than $1,000 per month and reimbursement of related expenses. Mr. Cohen also receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Cohen is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of five years from July 1, 2009, and automatically renews for additional five-year periods unless terminated by the Company or Mr. Cohen by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for “cause," or by Mr. Cohen for “good reason," as such terms are defined in the agreement. Upon termination, Mr. Cohen will be entitled to 36 months’ salary, and benefits, including health insurance, and options, if any are issued, which have not vested at the time of termination. Upon the death of Mr. Cohen while the agreement is in effect, the thirty-six months’ continuation of compensation and benefits shall be paid to the JSM Family Trust, and his immediate family will remain covered by the Company’s health insurance plan.

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

In addition, Mr. Kohn receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Kohn is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of three years from July 1, 2009, unless terminated by the Company or Mr. Kohn by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for "cause," as such term is defined in the agreement. Upon termination, Mr. Kohn will only be entitled to accrued salary, and benefits which have vested at the time of termination. Mr. Kohn resigned October 4, 2010 and was paid his contractual obligations through September 30, 2010.

In May, 2008, we entered into a consulting agreement with Kenneth Steiner, M. D., which was amended in February, 2009. The term of the agreement is for two years, pursuant to which Dr. Steiner serves as our Chief Operating Officer. He will receive an aggregate of 350,000 shares upon completion of the two-year term of the agreement. Mr. Steiner’s contract ended September 1, 2010 and was not renewed.. In November, 2007, we entered into agreements with Antonio Moura, Treasurer and Chief Financial Officer and Joel Pensley, Secretary and Counsel, both of which were amended in February, 2009. Mr. Moura has received 104,000 Shares as compensation for his services rendered and to be rendered. Mr. Pensley received 480,000 Shares, for services rendered and to be rendered to the Company. Mr. Pensley resigned December 29, 2009 and Mr. Moura resigned August 4, 2010.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date ($)(f)	Number of Shares or Units of Stock that have not Vested (#)(g)	Market Value of Shares of Units of Stock that Have not Vested ($)(h)	Equity Incentive Plan Awards: Number of Un- earned Shares, Units or Other Rights that have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Michael Cohen(1)	1,000,000			$3.55	4/26/2015
Kenneth Steiner						350,000
Antonio Moura						38,500	77,000
Joel Pensley						180,000	360,000
Ian McNiece						100,000	250,000
Roger Fidler

(1)  The option on 1,000,000 shares granted to Michael Cohen is exempt from stock splits and other reorganizations that would negatively impact the option holder.

Stock Option and Grant Plans

The Company recently adopted the 2010 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “Plan”).  Under this Plan a committee of the Board has been appointed consisting of Steven Byle and Roger Fidler to approve issuances of options and grants.  No director shall serve as a member of the Committee unless he or she is a “disinterested person” within the meaning of such Rule 16b-3. It is the intent of the Company to register the Plan under the 1933 Securities Act (the “Act”) and to register grants made under the Plan under the Act..  The Plan allows the issuance of up to 2,500,000 shares or options exercisable into such shares.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 16, 2011, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of March 16, 2011 there were 5,985,556 shares of our common stock issued and outstanding.

Name and Address

of Beneficial

Number of Shares

Percent of

Owner

Title of Class

Owned

Class Owned

Michael Cohen

Common

960,460 shares

   16.4%

President, Chief Executive

Officer and Chairman of

the Board of Directors

187 Mill Lane

Mountainside, NJ 07052

Michael Cohen

Series A1

200,000 shares

100.0%

Preferred Stock (3)

Michael Cohen

Series B

6 shares

100.0%

Preferred Stock (4)

Michael Cohen

Series C

25,000 shares

50.0%

Preferred Stock (5)

Jacob Cohen

25,000 shares

50.0%

25 Brook Place

West Orange, New Jersey 07052

Roger Fidler

Common Stock

35,000 shares

0.6%

Director and General Counsel

225 Franklin Avenue

Midland Park, New Jersey 07432

Steven Byle

Common Stock

265,005 shares

4.5%

Secretary and Director

187 Mill Lane

Mountainside, NJ 07052

Ian McNiece, PhD

Common Stock

85,600 shares

1.5%

Vice President, Scientific Development

821 Majorca Avenue,

Coral Gables Florida 33134.

Total Directors and Officers

1,346,065 shares

23.0%

and 5% stockholders

Directors and Officers

1,346,065 shares

23.0%

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

(2)  Michael Cohen owns 894,868 shares in his name and 65,592 shares through his 50% beneficial ownership of the Cost Group, Inc., a private company.

(3)  The Series A1 Preferred Stock is convertible into 2,000,000 shares of common stock but no shares have been converted. Mr. Coehn also owns options convertible into 1,000,000 shares of the Company’s Common Stock, These options are exercisable at $3.55 per share.  Neither have been included in the totals.

(4)  The Series B Preferred Stock elects six directors. It is not convertible into common stock. It has not been included in the totals.

(5)  Each share of the Series C Preferred Stock have 100 votes. It has not been included in the totals.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the executive and director compensation arrangements, including employment and change in control arrangements discussed above under Item 11 - Executive Compensation, the following is a description of transactions to which we have been a party to and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

The Company entered into consulting agreements with our officers Michael Cohen  and Kenneth Steiner, M.D in 2005 and 2008, respectively. Mr. Steiner was not renewed on September 1, 2010. (See Item 11 – Executive Compensation)

In July, 2009, Michael Cohen and Jacob Cohen, his brother, assigned to the Company all rights to patent applications and all related discoveries, inventions and intellectual property relating to stem cell derived cosmetic and cosmeceutical in exchange for 50,000 shares of Series C Preferred Stock. We have assigned all such rights to Proteoderm. As additional consideration for the assignment, Messrs. Cohen will also receive, in the event Proteoderm should become a public company, 20% of the outstanding shares of Proteoderm immediately prior to the filing of a registration statement or reverse merger documents. Proteoderm has no present intention of becoming a public company and has not held any preliminary discussions with underwriters and other fundraisers.

As of December 31, 2010, we owed Michael Cohen, President, approximately $1,175,000 representing unpaid salary. In addition, in 2010, Mr. Cohen lent the Company a total of approximately $361,280, with total loans outstanding of $925,625.

As of January 1, 2011 the related party loans bear interest at the rate of 3% per annum, and do not have a term by which they must be paid in order for the Company to avoid default i.e. there is no default provision;

The related party loans made are either to the Company or directly to a creditor of the Company;

The Company may pay all or part of the related party loans to either Lender or both Lenders from time to time, in cash or in the Company’s common stock valued at “market" defined as the average closing price of the stock on the market or exchange on which the common stock trades for the ten trading days preceding payment of a related party loan or in excess of market; and

The Company has entered into consulting agreements with each member of the Scientific Advisory Board which are ongoing. These agreements are attached to this annual report by incorporation by reference to the Registration Statement upon Form S-1 filed by the Company on February 1, 2011.

The Cohen McNiece Foundation (“Foundation”) is a Florida based not-for-profit corporation which has as it principal directors and employees Michael Cohen, our President, and Ian McNiece , our Chief Scientific Officer.  The Foundation focuses on research and development which it licenses to the Company upon terms set forth in agreements filed by incorporation by reference. The Company has not donated or given funds to the Foundation for any of its research, but presently owes the Foundation 50,000 shares of our common stock as part of licensing fees.

During 2011, Michael Cohen converted $112,500 and $210,000 in debt into 250,000 and 375,000 shares of the Company’s common stock, respectively, and Steven Byle converted $100,000 of debt owed to him into 178,572 shares of the common stock. Mr. Cohen also received options on 1,000,000 shares of the Company’s common stock exercisable for five years at $3.55 a share.

Director Compensation

Directors receive no compensation for acting as such. None of our directors are independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

To ensure the independence of Proteonomix’s independent auditor and to comply with applicable securities laws, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by Proteonomix’s independent registered public accountants.  For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audits, audit-related, and non-audit services to be performed by Proteonomix’s independent accountants (the "Policy").

The Policy provides that Proteonomix’s independent accountant may not perform any audit, audit-related, or non-audit service for Guardian, subject to those exceptions that may be permitted by applicable law, unless (1) the service has been pre-approved by the Audit Committee, or (2) Proteonomix engaged the independent registered public accountant to perform the service pursuant to the pre-approval provisions of the Policy. In addition, the Policy prohibits the Audit Committee from pre-approving certain non-audit services that are prohibited from being performed by Proteonomix’s independent accountant by applicable securities laws. The Policy also provides that the Chief Financial Officer will periodically update the Audit Committee as to services provided by the independent auditor. With respect to each such service, the independent registered public accountant provides detailed back-up documentation to the board and the Chief Financial Officer.

Pursuant to its Policy, the Audit Committee has pre-approved certain categories of services to be performed by the independent registered public accountant and a maximum amount of fees for each category. The Board annually re-assesses these service categories and the associated fees. Individual projects within the approved service categories have been pre-approved only to the extent that the fees for each individual project do not exceed a specified dollar limit, which amount is re-assessed annually. Projects within a pre-approved service category with fees in excess of the specified fee limit for individual projects may not proceed without the specific prior approval of the Audit Committee. In addition, no project within a pre-approved service category will be considered to have been pre-approved by the Board if the project causes the maximum amount of fees for the service category to be exceeded, and the project may only proceed with the prior approval of the Audit Committee to increase the aggregate amount of fees for the service category.

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2010 and 2009.

For the fiscal years ended December 31, 2010 and 2009, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2010	2009

Audit Fees (1)	$45,000	$45,000
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$45,000	$45,000

(1) Represents fees for professional services rendered in connection with the audit of the annual financial statements, and review of the quarterly financial statements for each fiscal year.

(2) Represents fees for professional services that  principally include due diligence in connection with acquisitions or dispositions, accounting consultantations, and assistance with internal control documentation and information systems audits. The assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements, such as SEC filings.

(3) Represents fees for tax compliance services.

(4) Represents fees for professional services other than those described above.  No other such services for Fiscal 2010 and 2009 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i)(C) of Regulation S-X.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page F-1of this Annual Report.

(a) The following financial statements and those financial statement schedules required by Part IV, Item 15 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2010 and 2009,

Consolidated Statements of Operations and for the years ended December 31, 2010, and 2009,

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, and 2009,

Consolidated Statements of Cash Flows for the years ended December 31, 2010, and 2009,

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules:

The financial statements are set forth under Part IV, Item 15 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBITS

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEONOMIX, INC.
By: /s/ Michael Cohen Michael Cohen Chief Executive Officer (Principal Executive Officer)	By: /s/ Michael Cohen Michael Cohen Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Cohen Michael Cohen	President, Chief Executive Officer, Chief Financial Officer and Secretary, Director (Principal Executive Officer)	March 29, 2011
/s/ Steven Byle Steven Byle	Director	March 29, 2011
/s/ Ian McNiece Ian McNiece	Director	March 29, 2011
/s/ Roger Fidler Roger Fidler	Director	March 29, 2011

PROTEONOMIX, INC.
FINANCIAL STATEMENTS
INDEX

PROTEONOMIX, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TOGETHER WITH THE REPORT OF THE INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Proteonomix, Inc.

Mountainside, NJ

We have audited the accompanying consolidated balance sheets of Proteonomix, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proteonomix, Inc. as of December 31, 2010 and 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and is currently in default of its debt instrument and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 28 , 2011

PROTEONOMIX, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2010	2009
Current Assets:
Cash and cash equivalents	$ 18	$ 99,827
Accounts receivable, net	15,379	41,813
Inventory	187,299	192,465

Total Current Assets	202,696	334,105

Fixed assets, net of depreciation	31,928	41,077

Other Assets:
Intangible assets, net of amortization	242,439	35,839
Intellectual Property License, net of amortization	3,175,098	-

Total Other Assets	3,417,537	35,839

TOTAL ASSETS	$ 3,652,161	$ 411,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,144,000	$ 1,733,606
Current portion of notes payable - related parties	1,098,421	417,631
Current portion of notes payable	-	392,675
Current portion of convertible note	1,900,000
Accounts payable and accrued expenses	2,952,590	2,359,116

Total Current Liabilities	7,095,011	4,903,028

Total Liabilities	7,095,011	4,903,028

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 5,161,984 and 4,264,664 shares issued and outstanding	5,162	4,265
Additional paid-in capital	15,919,761	11,401,466
Retained earnings (deficit)	(19,368,023)	(15,897,988)

Total Stockholders’ Equity (Deficit)	(3,442,850)	(4,492,007)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,652,161	$ 411,021

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	YEARS ENDED
	DECEMBER 31,
	2010	2009

OPERATING REVENUES
Sales	$ 83,321	$ 141,647

COST OF GOODS SOLD
Inventory - beginning	192,465	191,775
Purchases	10,684	23,882
	203,149	215,657
Inventory - end	(187,299)	(192,465)
Total Cost of Goods Sold	15,850	23,192

GROSS PROFIT (LOSS)	67,471	118,455

OPERATING EXPENSES

Wages and wage related expenses	391,682	578,810
Stock based compensation	182,675	15,395
Professional, consulting and marketing fees	2,137,365	2,722,935
Other general and administrative expenses	561,213	606,153
Depreciation and amortization	244,607	13,906
Total Operating Expenses	3,517,542	3,937,199

LOSS BEFORE OTHER INCOME (EXPENSE)	(3,450,071)	(3,818,744)

Interest income (expense), net	(19,026)	(39,268)
Total Other Income (expense)	(19,026)	(39,268)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,469,097)	(3,858,012)
Provision for Income Taxes	(938)	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (3,470,035)	$ (3,858,012)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.75)	$ (1.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,629,862	3,325,274

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

									Additional	Retained
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2008	-	$ -	-	$ -	-	$ -	2,360,874	$ 2,361	$ 4,614,155	$ (12,039,976)	$ (7,423,460)

Preferred shares issued for obligation to issue shares	200,000	200	6	-	-	-	-	-	1,800	-	2,000

Preferred shares issued in accordance with agreement with CEO	-	-	-	-	50,000	50	-	-	-	-	50

Shares issued for obligation to issue shares	-	-	-	-	-	-	1,137,990	1,138	5,081,642	-	5,082,780

Shares issued for services	-	-	-	-	-	-	765,800	766	1,688,474	-	1,689,240

Stock based compensation on options issued	-	-	-	-	-	-	-	-	15,395	-	15,395

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(3,858,012)	(3,858,012)

Balance December 31, 2009	200,000	200	6	-	50,000	50	4,264,664	4,265	11,401,466	(15,897,988)	(4,492,007)

Shares issued for obligation to issue shares	-	-	-	-	-	-	414,125	414	300,179	-	300,593

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	189,945	190	417,689	-	417,879

Shares issued for conversion of convertible note	-	-	-	-	-	-	200,000	200	99,800	-	100,000

Shares issued for conversion of accounts payable	-	-	-	-	-	-	58,000	58	58,709	-	58,767

Shares issued for services	-	-	-	-	-	-	129,000	129	123,821	-	123,950

Shares cancelled during the year	-	-	-	-	-	-	(93,750)	(94)	(66,469)	-	(66,563)

Stock based compensation on options issued	-	-	-	-	-	-	-	-	182,675	-	182,675

License acquired for stock options issued	-	-	-	-	-	-	-	-	3,401,891	-	3,401,891

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(3,470,035)	(3,470,035)

Balance December 31, 2010	200,000	$ 200	6	$ -	50,000	$ 50	$ 5,161,984	$ 5,162	$ 15,919,761	$ (19,368,023)	$ (3,442,850)

The accompanying notes are an integral part of these consolidated financial statements

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
	YEARS ENDED
	DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,470,035)	$ (3,858,012)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	244,607	13,906
Common stock issued for consulting services	57,387	1,689,240
Preferred stock issued for agreement	-	50
Stock based compensation	182,675	15,395
Obligation to issue common shares - services	1,712,063	1,108,950

Changes in assets and liabilities
Decrease in accounts receivable	26,434	95,622
(Increase) decrease in inventory	5,166	(690)
Increase in accounts payable and
and accrued expenses	676,369	729,743
Total adjustments	2,904,701	3,652,216

Net cash (used in) operating activities	(565,334)	(205,796)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in patent fees	(215,265)	-

Net cash (used in) investing activities	(215,265)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - related parties	680,790	305,508

Net cash provided by financing activities	680,790	305,508

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(99,809)	99,712

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	99,827	115

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 18	$ 99,827

CASH PAID DURING THE YEAR FOR:
Income taxes	$ 938	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:
Common stock issued for consulting services	$ 57,387	$ 1,689,240
Conversion of obligation to issue common shares to common stock
and additional paid in capital	$ 300,593	$ 5,082,780
Conversion of obligation to issue preferred shares to preferred stock
and additional paid in capital	$ -	$ 2,000
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ 417,879	$ -
Conversion of accounts payable for common stock
and additional paid in capital	$ 58,767	$ -
Stock options issued for the license	$ 3,401,891	$ -
Conversion of obligation to issue common shares to convertible note	$ 2,000,000	$ -
Issuance of common stock in conversion of convertible note	$ 100,000	$ -

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis British Virgin Islands entity (“XGen Medical” or “XGen”). X Gen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical will create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.  Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCel was to provide XGen Medical with the technology and know how to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Erps Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.  XGen, for the year ended December 31, 2010 and as of December 31, 2010, has only recorded those agreements that were negotiated by Proteonomix, Inc., the 100% owner of XGen.

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

Going Concern

During the year ended December 31, 2010, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and we have incurred significant operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We have recently established a majority owned subsidiary in XGen Medical, LLC which will provide a new source of revenue, and continue to develop out stem cell technology and cosmeceutical product line. We anticipate revenues to commence by the end of 2011 on these products. We have outstanding trade and accrued payables of $2,952,590 which include accrued salaries due to our management of $1,362,500. In addition to these payables, we have outstanding loans from our Senior Officer’s of $1,098,421.

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $3,470,035 and $3,858,012 for the years ended December 31, 2010 and 2009 respectively.  In addition, the Company has a working capital deficit in the amount of $6,892,315 as of December 31, 2010. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 and 2009, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2010, we had a cash balance of $18. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $175,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $144,310 for doubtful accounts at December 31, 2010.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2010 no additional accrual for income taxes is necessary.

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

The following is a reconciliation of the computation for basic and diluted EPS:

December 31, 2010

    December 31, 2009

Net loss

$ (3,470,035)

 $  (3,858,012)

Weighted-average common shares

Outstanding (Basic)

    4,629,862

     3,325,274

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Stock options

    1,122,498

          20,000

Warrants

                                -

                 -

Weighted-average commons shares

Outstanding (Diluted)

     7,752,360

     5,345,274

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of December 31, 2010 and 2009 and for the years ended December 31, 2010 and 2009.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $187,299 as of December 31, 2010 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has applied the provisions in ASC 810-10-45 to the financial information for the years ended December 31, 2010. For the year ended December 31, 2010, the Company formed XGen and was a 51% owner, however retained the remaining 49% shortly after formation. As a result, no amounts were applied to the former minority owners of XGen.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 -FIXED ASSETS

Fixed assets as of December 31, 2010 and 2009 were as follows:

Estimated

Useful Lives            December 31,    December 31,

(Years)                           2010                  2009

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (36,551)            (27,402)

Fixed assets, net

$ 31,928            $ 41,077

There was $9,149 and $9,149 charged to operations for depreciation expense for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE

Intangible assets as of December 31, 2010 and 2009 were as follows:

Estimated

Useful Lives    December 31,            December 31,

(Years)              2010                              2009

Patents and Trademarks

10

       $262,831

           $47,566

Less: accumulated amortization

       (20,392)                     (11,727)

Intangible assets, net

      $ 242,439                   $  35,839

The Intellectual Property License as of December 31, 2010 and 2009 were as follows:

Estimated

Useful Lives    December 31,          December 31,

(Years)              2010                          2009

Intellectual Property License

10

       $3,401,891

             $-

Less: accumulated amortization

          (226,793)                    (-)

Intellectual Property License, net

     $ 3,175,098                    $  -

There was $247,184 and $4,757 charged to operations for amortization expense for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 - PROMISSORY NOTES

The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of December 31, 2010.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the noteholders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding as of December 31, 2010.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $1,098,421 as of December 31, 2010. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,362,500 as of December 31, 2010. This amount has been included in current liabilities on the consolidated balance sheets.

NOTE 7 – CONVERTIBLE NOTE

The Company entered into an agreement with a company that was owed shares of stock and this was recorded as a liability for stock to be issued. This Company as of December 17, 2010 was owed 1,208,500 shares of common stock valued at $2,000,000. The shares were accrued at various dates from 2009 and 2010. The Company agreed to convert their liability of stock to be issued to them to a convertible note. The note is convertible at the holders request at the market value of the stock at the time of the request for conversion, or may be paid in cash at the time of a financing.

The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. As of December 31, 2010 the balance on the convertible note is $1,900,000. The Company has reflected this note as a current liability as it is due on demand.

NOTE 8 - LICENSING AGREEMENTS

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

The Company is currently in default on the John Hopkins obligation, and in the third and fourth quarters of 2010, made payments totaling $100,000 against this payable. As of December 31, 2010, the total outstanding liability is $90,000. The Company will continue to make payments to fully satisfy this liability.

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

The Company has determined that the estimated useful life of the Intellectual Property License is ten years, and the Company commencing May 2010 will amortize the license over this ten-year period. In addition, the Company performed its annual impairment test on the value of this license and determined that no further impairment is necessary at December 31, 2010.

NOTE 9 - COMMITMENTS

Lease Agreement

The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is approximately $2,500 per month. In addition, the Company leases office space on a monthly basis n the amount of $249 per month.

Employment Agreements with Officers

The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 10) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust; and c) an increase in the vehicle allowance to $1,000 per month.

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

In addition, Mr. Kohn receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Kohn is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of three years from July 1, 2009, unless terminated by the Company or Mr. Kohn by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for "cause," as such term is defined in the agreement. Upon termination, Mr. Kohn will only be entitled to accrued salary, and benefits which have vested at the time of termination. On September 30, 2010, the Company and Mr. Kohn entered into a Separation Agreement, and in accordance with the terms of the agreement, Mr. Kohn will relinquish his duties as CFO and in return, receive $187,500 of his accrued compensation, $37,500 of his accrued fringe benefits, and keep 156,250 shares of common stock he received for his signing bonus, and return the 93,750 shares that were received in October 2010.

Consulting Agreements

The Company has entered into consulting agreements with consultants to assist in developing the Company’s business. The agreements range in term from one year to three years. The agreements call for the issuance of common stock as the Company does not have sufficient cash flow to compensate its consultants with cash.

In December 2009, the Company entered into a three year agreement with the Company’s Chief Scientific Officer and Vice-President, Ian McNiece, PhD.  Under the terms of the agreement Mr. McNiece will receive $4,000 per month for three years which is accrued until the Company has received $3,000,000 in equity or convertible debt financing.  Furthermore, Mr. McNiece will receive 200,000 shares of common stock- 50,000 shares on the first and second anniversary of the signing of the agreement and 100,000 shares at the end of the agreement. The Company accrued the first 50,000 shares as of December 31, 2010.

Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2010. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

On June 15, 2010 the Company entered into a three month agreement with Logoform AG to perform business development, research and related investment relations services.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options were $96,673 for the year ended December 31, 2010 relating to these options.

On September 20, 2010 the Company entered into an agreement for investor relation services with a consultant. The agreement has a one-year term. As compensation under the agreement, the Company issued 100,000 shares of common stock valued at $50,000, the fair value of the common stock at the time of issuance.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through December 31, 2010, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

Litigation

The Company has been threatened to be sued by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies the claim.

James Magee, President of GEM Media, who contends the Company has responsibility for $350,000 of charges associated with the failed XGen Dubai project and Mark Huggins of Hulk Media who alleges liability for $60,000 in commissions for the introduction to GEM and other related consulting services. The Company believes it has meritorious defenses to both of these assertions and would defend any litigation that arises from these allegations vigorously.

NOTE 10 -STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of December 31, 2010, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

December 31, 2010

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

Common Stock

As of December 31, 2010, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 5,161,984 shares issued and outstanding as of December 31, 2010.

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

In the year ended December 31, 2010 the Company issued 897,320 shares of common stock (net of 93,750 shares that were canceled) including 29,000 shares for professional fees for services rendered during the second quarter of 2010, for fair value at the time services were performed, valued at $73,950.  The Board had authorized the shares to the professionals at the time services were performed.  250,000 shares were issued to Robert Kohn, our CFO, due November 1, 2009 under the terms of his employment contract.  The Board had authorized the shares at November 1, 2009 but the obligation was not satisfied until the share issuance June 4, 2010 of these shares 93,750 shares ($66,563 value) were returned upon the execution of the Separation agreement as defined above. 354,070 shares were issued on April 15, 2010 to satisfy the outstanding promissory notes including settlement of all principal and interest.  (See Note 5- Promissory Notes). 58,000 shares were issued to satisfy vendor payables ($58,767 value), 100,000 shares ($50,000 value) were issued in accordance with an investor relation agreement entered into in September and 200,000 shares ($100,000 value) were issued in conversion of a convertible note. In addition, the obligation for common stock to be issued at December 31, 2010 was reduced to $1,144,000, which represents 350,000 shares of common stock. During 2010, 953,500 shares were accrued for at a value of $1,739,625; $2,000,000 of this obligation was converted into a convertible note (1,208,500 shares); 414,125 shares ($300,594) were satisfied by stock issuances; and 31,750 shares ($27,563 value) that were previously accrued were written off during the year.

The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company had granted 16,500 warrants to holders of certain of the promissory notes. The warrants were issued in 2007 and were to expire five years later. The exercise price of the warrants was $20.00 per share. The warrants were valued at a value of $108,854 utilizing the Black-Scholes method. The warrants were converted into shares of common stock for issuance in 2008. At December 31, 2010, there are no warrants outstanding.

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

Options

The Board of Directors in 2010 approved the Proteonomix, Inc. 2010 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2010 Plan”). The 2010 Plan, reserved 2,500,000 shares that may be optioned or issued for all eligible participants.

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

The Company had granted 1,000,000 options to its President, Michael Cohen, on April 26, 2010 exercisable immediately. The options are to expire in five years.  These were issued pursuant to a license agreement for Stromal Cell. The exercise price of the options is $3.55 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $3.4019, calculated based on an expected term of 5 years, expected stock volatility of 180.5%, expected stock dividend yield of 0%, and risk-free interest rate of 1.75%. The value of the 1,000,000 options that are capitalized as license on the condensed consolidated balance sheet is $3,401,891.  These options are exempt for any stock splits or other reorganizations that would effect the option holder negatively.

The Company had granted 75,000 options to a U.S. based investor relations firm on June 1, 2010 exercisable ratably over 12 months commencing July 1, 2010. The options are to expire in five years.  If Proteonomix cancels the contract after a three month trial period, then the maximum amount of options exercisable is 18,750. The Company has expensed six months of these options (37,500 total) that have vested through December 31, 2010 as stock based compensation in the amount of $72,507 as of December 31, 2010.  There will be no further options vested as the contract was terminated.

The Company had granted 100,000 options to a European investor relations firm on June 15, 2010 exercisable ratably over 12 months commencing July 15, 2010. The options are to expire in June 2011.  The Company has expensed six months of these options (49,998 total) that have vested through December 31, 2010 as stock based compensation in the amount of $96,673 as of December 31, 2010. There will be no further options vested as the contract was terminated.

December 31, 2010
Stock Options	Number	Exercise Price (1)	Relative Value (2)	Fair Value	Term
Outstanding at Beginning of the Year (3)	20,000	$2.50	$15,395	$50,000	5 Years
Kishore Ahuja, M.D. (4)	15,000	$3.50	$13,494	$52,500	5 Years
Michael Cohen, President (5)	1,000,000	$3.55	$3,401,891	$3,550,000	5 Years
Wolfe, Axelrod & Weinberger (6)	75,000	$5.00	$51,944	$375,000	5 Years
Logoform AG (7)	100,000	$5.00	$69,257	$500,000	5 Year
Cancelled options (6 and 7) Options Outstanding at the End of the Year	(87,502) 1,122,498	$5.00

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

(5) Michael Cohen, the President of Proteonomix was granted 1,000,000 options on April, 26, 2010 at $3.55 per share. These options were issued to acquire the StromaCel Technology in the Company’s subsidiary, StromCel.

(6) 75,000 options were issued on June 1, 2010 at $5.00 per share.  These are vested equally over a 12 month period starting July 1, 2010 and can be cancelled after a 90 day period except for 18,750 shares, which cannot be cancelled. All options subsequent to vesting after December 31, 2010 have been cancelled as the contract has been terminated.

(7) 100,000 options were issued on June 15, 2010 @ $5.00 per share vested equally over 12 months beginning July 2010. All options subsequent to vesting after December 31, 2010 have been cancelled as the contract has been terminated.

NOTE 11 -

PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At December 31, 2010, deferred tax assets consist of the following:

Net operating losses

$ 5,917,452

Valuation allowance

(5,917,452)

$

-

At December 31, 2010, the Company had a net operating loss carry-forward in the amount of $17,404,270 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2010 and 2009 is summarized as follows:

December 31, 2010

      December 31, 2009

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash	18	-	-	18

Total assets	18	-	-	18

NOTE 12 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI and StromaCel.

Operating segment data for the year ended December 31, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$83,321	$ -	$ -	$83,321
Cost of sales	$ -	$ -	$15,850	$ -	$ -	$15,850
Gross profit	$ -	$ -	$67,471	$ -	$ -	$67,471
Operating expenses	$3,079,890	$23,282	$105,357	$5,000	$60,344	$3,273,873
Depreciation and amortization	$17,814	$ -	$ -	$ -	$ 226,793	$244,607
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($3,116,730)	($23,282)	($37,886)	($5,000)	($287,137)	($3,470,035)
Segment assets	$274,366	$-	$202,697	$-	$3,175,098	$3,652,161
Fixed Assets, net of depreciation	$31,928	$ -	$ -	$ -	$ -	$31,928

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

For the year ended December 31, 2009

	Stem-Cell	Sperm Bank	Total
Sales	$ -	$141,647	$141,647
Cost of sales	$ -	$23,192	$23,192
Gross profit	$ -	$118,455	$118,455
Operating expenses	$3,708,725	$214,568	$3,923,293
Depreciation and amortization	$13,906	$ -	$13,906
Other income (expense)	($39,268)	$ -	($39,268)
Net income (loss)	($3,761,899)	($93,113)	($3,858,012)

Segment assets	$176,838	$234,183	$411,021
Fixed Assets, net of depreciation	$41,077	$ -	$41,077

NOTE 13 – SUBSEQUENT EVENTS

On February 1, 2011, the Company filed a Registration Statement on Form S-1 covering an exchange proposal whereby shareholders would exchange their common stock for convertible preferred stock that would allow the holder to convert their preferred stock into 1.3 times as many common shares by paying a declining conversion price and ultimately converting their common shares after three years at no additional price. Management believes that this transaction will not impact our business model nor our scientific research in the short or long term.

In January, 2011, Ian McNiece joined the Company’s Board of Directors, and the Company formed Thor BioPharma, Inc. as a wholly owned subsidiary to exploit the Company’s UMK-121 Technology related to stem cells that was licensed during the same month from the Cohen McNiece Foundation.  The management of the Company will divert resources to Thor Biopharma as the need may arise.

In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $322,500, and Steven Byle, 178,572 shares for debt conversion of $100,000.

On February 1, 2011, the Company filed an additional patent application. The application has been filed to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion. This new methodology is used to mass-produce stem cells for therapeutic use once the stem cell line has been selected and purified. The Company believes that the new process application will dramatically expand product availability and reduce the cost of production of StromaCel to the Company and patient. The Company believes that the technology presented in the new patent application will allow it to move to a new clinical trial quickly for the StromaCel product. Furthermore, the Company believes that this expansion model will be applicable to a wide range of stem cell technologies, providing further trials and potential revenue streams to the Company.

On March 22, 2011, the Company was notified by a collection agency regarding a debt owed to a prior law firm in the amount of $168,812. The Company’s legal counsel is investigating this claim, however the Company does not believe that the amount is owed. As of December 31, 2010, the Company has included this amount in its accounts payable and accrued expenses while they determine if the amount claimed is due.