Form 10-Q
period 2011-03-31
PROTEONOMIX, INC.
filed 2011-04-28
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 [X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

 [  ]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ✓    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of April 27, 2011, was 6,085,556.

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

6

Notes to Condensed Consolidated Financial Statements

7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

23

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

31

ITEM 4.  CONTROLS AND PROCEDURES

31

PART II. OTHER INFORMATION

32

ITEM 1.     LEGAL PROCEEDINGS

32

ITEM 1A.  RISK FACTORS

32

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

33

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

33

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

33

ITEM 5.     OTHER INFORMATION

33

ITEM 6.     EXHIBITS

33

SIGNATURES

34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$ 925	$ 18
Accounts receivable, net	20,563	15,379
Inventory	187,207	187,299

Total Current Assets	208,695	202,696

Fixed assets, net of depreciation	29,641	31,928

Other Assets:
Intangible assets, net of amortization	245,428	242,439
Intellectual Property License, net of amortization	3,090,051	3,175,098

Total Other Assets	3,335,479	3,417,537

TOTAL ASSETS	$ 3,573,815	$ 3,652,161

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,144,000	$ 1,144,000
Current portion of notes payable - related parties	685,440	1,098,421
Current portion of notes payable	-	-
Current portion of convertible note	1,900,000	1,900,000
Accounts payable and accrued expenses	3,122,149	2,952,590

Total Current Liabilities	6,851,589	7,095,011

Total Liabilities	6,851,589	7,095,011

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 5,985,556 and 5,161,984 shares issued and outstanding	5,986	5,162
Additional paid-in capital	16,383,537	15,919,761
Retained earnings (deficit)	(19,667,547)	(19,368,023)

Total Stockholders’ Equity (Deficit)	(3,277,774)	(3,442,850)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,573,815	$ 3,652,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

3

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011		2010
	(UNAUDITED)		(UNAUDITED)
OPERATING REVENUES
Sales	$ 8,165		$ 9,786

COST OF GOODS SOLD
Inventory - beginning	187,299		192,465
Purchases	3,287		-
	190,586		192,465
Inventory - end	(187,207)		(192,045)
Total Cost of Goods Sold	3,379		420

GROSS PROFIT	4,786		9,366

OPERATING EXPENSES

Wages and wage related expenses	66,087		108,808
Stock based compensation	-		-
Professional, consulting and marketing fees	79,779		610,057
Other general and administrative expenses	45,112		111,603
Depreciation and amortization	93,905		3,476
Total Operating Expenses	284,883	#	833,944

LOSS BEFORE OTHER INCOME (EXPENSE)	(280,097)		(824,578)

Interest income (expense), net	(19,373)		(10,651)
Total Other Income (expense)	(19,373)		(10,651)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(299,470)		(835,229)
Provision for Income Taxes	(54)		-

NET LOSS APPLICABLE TO COMMON SHARES	$ (299,524)		$ (835,229)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.06)		$ (0.20)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,365,706		4,264,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (299,524)	$ (835,229)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	93,905	3,476
Common stock issued for consulting services	14,600	-
Stock based compensation	-	-
Obligation to issue common shares - services	-	579,000

Changes in assets and liabilities
(Increase) in accounts receivable	(5,184)	-
Decrease in inventory	92	420
Increase in accounts payable and
and accrued expenses	169,559	28,582
Total adjustments	272,972	611,478

Net cash (used in) operating activities	(26,552)	(223,751)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in patent fees	(9,560)	-

Net cash (used in) investing activities	(9,560)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - related parties	37,019	151,882

Net cash provided by financing activities	37,019	151,882

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	907	(71,869)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	18	99,827

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 925	$ 27,958

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -

Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 14,600	$ -
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ 450,000	$ -

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2010 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On July 8, 2008, the Company formed Proteoderm, Inc. as a wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides and growth hormone secreted by stem cells and incorporates them into uniquely formulated personal care products. Proteoderm, Inc. has generated no revenues since inception.

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

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). XGen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical will create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.  Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCel was to provide XGen Medical with the technology and know how to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.

The Company owns and operates seven subsidiaries, The Sperm Bank of New York, Inc., Proteoderm, Inc., National Stem Cell, Inc., PRTMI, StromaCel, Inc. , XGen Medical, LLC and Thor Biopharma.

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

In January, 2011, Ian McNiece joined the Company’s Board of Directors, and the Company formed Thor BioPharma, Inc. as a wholly owned subsidiary to exploit the Company’s UMK-121 Technology related to stem cells that were licensed during the same month from the Cohen McNiece Foundation.  The management of the Company will divert resources to Thor Biopharma as the need may arise.

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

On March 1, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Company is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011 The Company announced today that it has filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants.

Based upon our previously announced exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), the Company has filed a patent application covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

Going Concern

During the three-month period ended March 31, 2011, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and we have incurred significant operating losses. since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2011 on these products. We have outstanding trade and accrued payables of $3,122,149 including accrued salaries due to our management of $1,425,000, and loans from our Chief Executive Officer’s of $612,644.

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $299,524 and $835,229 for the three months ended March 31, 2011 and 2010 respectively.  In addition, the Company has a working capital deficit in the amount of $6,642,894 as of March 31, 2011. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of March 31, 2011, we had a cash balance of $925. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $100,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.

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

The value assigned to the license is being amortized over a ten-year life. The Company will test for impairment on an annual basis and impair the value if necessary.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $134,310 for doubtful accounts at March 31, 2011.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of March 31, 2011 no additional accrual for income taxes is necessary.

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

The following is a reconciliation of the computation for basic and diluted EPS:

March 31, 2011

  March 31, 2010

Net loss

$ (299,524)

 $  (835,229)

Weighted-average common shares

Outstanding (Basic)

    5,365,706

     4,264,664

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Stock options

    1,122,498

                   -

Convertible Notes

    5,507,246

                   -

Weighted-average commons shares

Outstanding (Diluted)

  13,995,450

     6,264,664

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $187,207 as of March 31, 2011 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company had applied the provisions in ASC 810-10-45 to the financial information for the year ended December 31, 2010. During the year ended December 31, 2010, the Company formed XGen and was a 51% owner, however retained the remaining 49% shortly after formation. As a result, no amounts were applied to the former minority owners of XGen.

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

NOTE 3 -FIXED ASSETS

Fixed assets as of March 31, 2011 (unaudited) and December 31, 2010 were as follows:

  Estimated

Useful Lives               March 31,    December 31,

(Years)                        2011                  2010

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (38,838)            (36,551)

Fixed assets, net

$ 29,641            $ 31,928

There was $2,287 and $2,287 charged to operations for depreciation expense for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE

Intangible assets as of March 31, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives    March 31,       December 31,

(Years)              2011                     2010

Patents and Trademarks

10

       $272,391

           $262,831

Less: accumulated amortization

       (26,963)                    (20,392)

Intangible assets, net

      $ 245,428                  $ 242,349

The Intellectual Property License as of March 31, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives    March 31,          December 31,

(Years)              2011                          2010

Intellectual Property License

10

       $3,401,891

     $3,401,891

Less: accumulated amortization

      (311,840)                   (226,793)

Intellectual Property License, net                                                       $ 3,090,051               $  3,175,098

There was $91,618 and $1,189 charged to operations for amortization expense for the three months ended March 31, 2011 and 2010, respectively.

NOTE 5 - PROMISSORY NOTES

The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of March 31, 2011.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the note holders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $685,440 as of March 31, 2011. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the three months ended March 31, 2011 and accrued for as of March 31, 2011 on these loans amounts to $5,317. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,425,000 as of March 31, 2011. This amount has been included in current liabilities on the consolidated balance sheets. In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

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

The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. There were no conversions in the three months ended March 31, 2011. As of March 31, 2011 the balance on the convertible note is $1,900,000. The Company has reflected this note as a current liability as it is due on demand. The interest expense for the three months ended March 31, 2011 and accrued for on the note as of March 31, 2011 is $14,055.

NOTE 8 - LICENSING AGREEMENTS

The John Hopkins University

On November 14, 2005, the Company subsidiary, National Stem Cell, Inc. (NSC) entered into an intellectual property licensing agreement with The John Hopkins University (“JHU"). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.

Due to certain internal JHU intellectual property timeline issues regarding technology development with NSC and the NSC’s failure to pay fees in connection with the development, JHU discontinued the Company’s research plan and terminated the agreement.

During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable. As of June 30, 2010, NSC has $190,000 outstanding, respectively to JHU under the terms of the agreement.

During the third and fourth quarters of 2010, NSC made payments totaling $100,000 towards this obligation. As of March 31, 2011, the total outstanding liability is $90,000. However, NSC is currently in default on the John Hopkins obligation that has been reduced to judgment by JHU which has commenced collection activity.  NSC plans to continue paying this obligation if and when funded.

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

On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

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

Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of March 31, 2011. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

On June 15, 2010 the Company entered into a three month agreement with Logoform AG to perform business development, research and related investment relations services.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options.

On September 20, 2010 the Company entered into an agreement for investor relation services with a consultant. The agreement has a one-year term. As compensation under the agreement, the Company issued 100,000 shares of common stock valued at $50,000, the fair value of the common stock at the time of issuance.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through March 31, 2011, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

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

On March 22, 2011, the Company was notified by a collection agency regarding a debt owed to a prior law firm in the amount of $168,812. The Company’s legal counsel is investigating this claim, however the Company does not believe that the amount is owed. As of March 31, 2011, the Company has included this amount in its accounts payable and accrued expenses while they determine if the amount claimed is due.

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

As of March 31, 2011, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

March 31, 2011

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

Common Stock

As of March 31, 2011, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 5,985,556 shares issued and outstanding as of March 31, 2011.

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

In the three months ended March 31, 2011, the Company issued common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000. In addition, the Company issued 20,000 shares valued at $14,600 for services rendered.The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company has no warrants outstanding as of March 31, 2011 or for the year ended December 31, 2010.

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

March 31, 2011
Stock Options	Number	Exercise Price (1)	Relative Value (2)	Fair Value	Term
Outstanding at Beginning of the Year (3)	20,000	$2.50	$15,395	$50,000	5 Years
Kishore Ahuja, M.D. (4)	15,000	$3.50	$13,494	$52,500	5 Years
Michael Cohen, President (5)	1,000,000	$3.55	$3,401,891	$3,550,000	5 Years
Wolfe, Axelrod & Weinberger (6)	75,000	$5.00	$51,944	$375,000	5 Years
Logoform AG (7)	100,000	$5.00	$69,257	$500,000	5 Year
Cancelled options (6 and 7) Options Outstanding at March 31, 2011	(87,502) 1,122,498	$5.00

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

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At March 31, 2011, deferred tax assets consist of the following:

Net operating losses

$ 6,013,255

Valuation allowance

(6,013,255)

$              -

At March 31, 2011, the Company had a net operating loss carry-forward in the amount of $17,686,046 available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2011 and 2010 is summarized as follows:

March 31, 2011

      March 31, 2010

Federal statutory rate

(34.0%)

(34.0%)

State income taxes, net of federal benefits

3.3

3.3

Valuation allowance

30.7

30.7

0

%

0

%

NOTE 12 -

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total

Cash	925	-	-	925

Total assets	925	-	-	925

20

NOTE 13 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI and StromaCel.

Operating segment data for the three months ended March 31, 2011 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$ -	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$170,938	$-	$20,094	$-	$-	$191,032
Depreciation and amortization	$8,858	$ -	$ -	$ -	$85,047	$93,905
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	($197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
Segment assets	$275,069	$-	$208,695	$-	$3,090,051	$3,573,815
Fixed Assets, net of depreciation	$29,641	$ -	$ -	$ -	$ -	$29,641

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the three months ended March 31, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$9,786	$ -	$ -	$9,786
Cost of sales	$ -	$ -	$420	$ -	$ -	$420
Gross profit	$ -	$ -	$9,366	$ -	$ -	$9,366
Operating expenses	$862,755	$9,180	$16,266	$2,100	$168	$890,469
Depreciation and amortization	$3,476	$ -	$ -	$ -	$ -	$3,476
Other income (expense)	($10,650)	$ -	$ -	$ -	$ -	($10,650)
Net income (loss)	($876,881)	($9,180)	($6,900)	($2,100)	($168)	($835,229)
Segment assets	$108,751	$888	$234,772	$2,900	$-	$347,311
Fixed Assets, net of depreciation	$38,790	$ -	$ -	$ -	$ -	$38,790

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

21

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

Our independent registered public accounting firm’s report on the consolidated financial statements for the year ended December 31, 2010 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Stem Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2011 in conjunction with our new cellular expansion technology

Tissue Banking – We provide various laboratory services including reproductive and other tissue banking through our subsidiary Sperm Bank of New York. We intend to apply our expansion technology to greatly enhance profitability in this field as part of our business strategy.

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

StromaCelTM Cardiac Treatment

StromaCelTM is a post Myocardial Infarction Treatment using Allogenic Stem Cells from Bone Marrow donors. Administered via an IV drip in the first two weeks following Infarction, it has been demonstrated to increases long-term recovery of heart function. StromaCelTM was developed in conjunction with a major academic institution and is now ready for commercialization and FDA trials. We have developed an improved protocol for material expansion that has recently completed validation runs at a major academic institution increasing from 10X times to 50X expansion.

StromaCelTM intends to sell to foreign PRTMI’s for treatment of patients abroad. The Company intends to utilize the revenues and data to support and supplant respectively an FDA trial of the product. Contracts have been signed with medical facilities in the Dominican Republic and it is to soon to determine when the Company will begin treating patients. Material production has been contracted to the major academic institution. The Company anticipates expanding their PRTMI network to serve local patients in countries not subject to FDA type regulations and fly in patients from nearby regulated countries when properly funded.

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient).

23

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

We are a 100% owner in PRTMI. PRTMI anticipates focusing on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. The mission of PRTMI will be to undertake clinical trials in regenerative medicine for delivery of cutting edge therapies. XGen will interface between clinical programs to identify potential therapies to move into clinical studies. This will involve development of clinical protocols, development of manufacturing of cellular products for clinical use, monitoring and compliance of the clinical trials. Further, PRTMI will provide for the seamless transition between the lab and the patient care facility.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

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

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options. Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company.  Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.

On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.

On January 3, 2011 Ian McNiece joined our Board of Directors.

On March 1, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011 The Company announced today that it has filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants.

Based upon our previously announced exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), the Company has filed a patent application covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $6,013,255 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2011	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$-	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$170,938	$-	$20,094	$ -	$-	$191,032
Depreciation and amortization	$8,858	$ -	$ -	$ -	$ 85,047	$93,905
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	$(197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$9,786	$ -	$-	$9,786
Cost of sales	$ -	$ -	$420	$ -	$ -	$420
Gross profit	$ -	$ -	$9,366	$ -	$ -	$9,366
Operating expenses	$862,755	$9,180	$16,266	$ 2,100	$168	$890,469
Depreciation and amortization	$3,476	$ -	$ -	$ -	$ -	$3,476
Other income (expense)	($10,650)	$ -	$ -	$ -	$ -	($10,650)
Net income (loss)	$(876,881)	($9,180)	($6,900)	($2,100)	($168)	($835,229)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

Net Revenues.  Net revenues were $8,165 for the three month period ended March 31, 2011, compared to $9,786 for the comparable period in 2041, or a decrease of $1,621. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the three months ended March 31, 2011 was $3,379 (42% of net revenue), compared to $420 (5% of net revenue) during the same period in 2010, an increase of $2,959. The increased costs are the result of additional costs involved in the production of the samples.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the three months ended March 31, 2011, decreased $549,061 (66%) to $284,883 for 2011 as compared to $833,944 for the same period in 2010. The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month period ended March 31.

27

	Three Months Ended March 31,
	2011	2010	$ Change	% Change

Wage and wage related costs	$66,087	$108,808	$(42,721)	(39.3)
Professional fees	79,779	622,725	(542,946)	(87.2)
Insurance costs	1,458	15,420	(13,962)	(90.5)
Rent - building and equipment	4,882	8,487	(3,605)	(42.5)
Travel and related	11,487	38,023	(26,536)	(69.8)
Miscellaneous expenses	27,285	37,005	(9,720)	(26.3)
Depreciation and amortization	93,905	3,476	90,429	2,601.5
Stock based compensation		-	-	100.0
Total	$284,883	$833,944	$(549,061)	(65.8)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $42,721 (39.3%), due to a reduction in wages and reduced taxes as the CFO was no longer with the Company.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended March 31, 2011 versus the same period last year by $542,946 (87.2%) due to: a decrease in the issuance of stock for services rendered during the quarter and a decrease in the accrued stock liability and a decrease in legal fees.

Insurance costs in the three months ended March 31, 2011, were $1,458 compared to $15,420 for the same period in 2010, a decrease of $13,962 (90.5%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring.

Rent decreased by $3,605 (42.5%) to $4,882 in the three months ended March 31, 2011, as compared to $8,487 for the same period in 2010, due to the Company’s allocation of rent relating to their sperm bank operations.

Travel expense for the three months ended March 31, 2010 of $11,487 compared to the same period for 2010 of $38,023, or a decrease of $26,536 (69.8%).

Miscellaneous expense decreased by $9,720 (26.3%) to $27,285 for the three months ended March 31, 2011, as compared to $37,005 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the three months ended March 31, 2011of $93,905 compared to the same period for 2010 of $3,476 increased as a result of the amortization of the license and the patents.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the three months ended March 31, 2011and 2010, the Company recognized no stock-based compensation expense for consultants.

The Company measures employee stock option expense in based on the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the three months ended March 31, 2011 was $19,373 compared to other expense of $10,650 for the same period last year. The increase in other expense from 2010 of $8,723 is the result of the interest on the related party debt being calculated at 3% commencing January 1, 2011.

Net Loss and Net Loss per Share.  Net loss for the three months ended March 31, 2011 was $299,524, compared to $835,229 for the same period in 2010, for a decreased net loss of $535,705 (65%). Net loss per share for the three months ended March 31, 2011 was $0.06 compared to $0.20 in the same period for 2010, based on the weighted average shares outstanding of 5,365,706 and 4,264,664, respectively. The decreased net loss for the first quarter of 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $1,621, (ii) increased cost of sales of $2,959, (iii) decreased salary and benefit costs of $42,721, (iv) decreased professional fees of $542,946 (v) a decrease in insurance costs of $13,962, (vi) decreased travel and entertainment costs of $26,536, (vii) a decrease in miscellaneous costs of $9,720, (viii) a decrease in rent expense of $3,605, and (ix) an increase in other net non-operating income and expense of $8,723.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2011	2010

Net cash provided (used) in operating activities	$(26,552)	$(223,751)
Net cash provided (used) in investing activities	(9,560)	-
Net cash provided by financing activities	37,019	151,882

Net increase (decrease) in cash	$907	$(71,869)

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2011, was $26,552, compared with net cash used in operating activities of $223,751 during the same period for 2010, or a decrease in the use of cash for operating activities of $197,199 (89%). The decrease in the use of cash is due to: (i) lower net income (loss) of $535,705 offset by an increase in accounts receivable of $5,184 and an decrease in accounts payable of $140,977.

Net Cash Used in Investing Activities

In 2011 and 2010, the only investing activities were the increase in costs associated with filing patents of $9,560 and $0, respectively.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $37,019 for the three months ended March 31, 2011 compared with $151,882 for the same period in 2010, or a decrease of $114,863 (76%). Of the 2011 and 2010 proceeds from financing activities, 100% was from the issuance of new debt to related parties from cash infused into the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the three months ended March 31, 2011 by $907, compared to a decrease in cash and cash equivalents during the same period in 2010 of $71,869. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $338,506, (ii) cash used for the net increase in patent costs of $9,530, and (iii) a decrease in cash by $114,863 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	March 31, 2011	December 31, 2010

Cash and cash equivalents	$925	$18

Current assets	208,695	202,696
Current liabilities	6,851,589	7,095,011
Working capital (deficit)	$(6,642,894)	$(6,892,315)

At March 31, 2011, we had a working capital deficit of $6,642,894, compared with a working capital deficit at December 31, 2010 of $6,892,315, a decrease in working capital deficit of $249,421 (4%). As of March 31, 2011, the Company had cash and cash equivalents of $925 as compared to $18 on December 31, 2010. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Our cash and cash equivalents during the three months ended March 31, 2011 increased by $907 and is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables, ongoing noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and consultants. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of March 31, 2011 and December 31, 2010.

Financial Condition, Going Concern Uncertainties and Events of Default

During the three-month period ended March 31, 2011, Proteonomixs’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $3,122,149 including accrued salaries due to our management of $1,425,000. Also, our Chief Executive Officer’s net outstanding loan was $612,644.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Except as disclosed in Note 2 of our 2010 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three month period ended March 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at March 31, 2011.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2011.

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

As of March 31, 2011, we had a working capital deficit of approximately $6,642,894. During the three months ended March 31, 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $612,644, and accrued salaries due our executive officers in the amount of $1,425,000. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

Noone

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference	Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

32

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

Date: May __, 2011