Form 10-Q
period 2011-06-30
PROTEONOMIX, INC.
filed 2011-08-11
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of August 1, 2011, was 6,635,556.

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

6

   Notes to Condensed Consolidated Financial Statements

7

   ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

24

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

35

    ITEM 4. CONTROLS AND PROCEDURES

35

PART II.  OTHER INFORMATION

36

   ITEM 1.

LEGAL PROCEEDINGS

36

   ITEM 1A.

RISK FACTORS

36

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

36

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

36

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

36

   ITEM 5.

OTHER INFORMATION

37

   ITEM 6.

EXHIBITS

37

   SIGNATURES

38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2011	2010
Current Assets:
Cash	$ 514	$ 18
Accounts receivable, net	18,620	15,379
Inventory	187,207	187,299
Prepaid expenses	42,000	-

Total Current Assets	248,341	202,696

Fixed assets, net of depreciation	27,353	31,928

Other Assets:
Intangible assets, net of amortization	237,385	242,439
Intellectual Property License, net of amortization	3,005,004	3,175,098

Total Other Assets	3,242,389	3,417,537

TOTAL ASSETS	$ 3,518,083	$ 3,652,161

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,144,000	$ 1,144,000
Current portion of notes payable - related parties	745,654	1,098,421
Current portion of convertible note	1,835,000	1,900,000
Accounts payable and accrued expenses	3,232,349	2,952,590

Total Current Liabilities	6,957,003	7,095,011

Total Liabilities	6,957,003	7,095,011

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 6,535,556 and 5,161,984 shares issued and outstanding	6,536	5,162
Additional paid-in capital	16,495,987	15,919,761
Accumulated deficit	(19,941,693)	(19,368,023)

Total Stockholders’ (Deficit)	(3,438,920)	(3,442,850)

	$ 3,518,083	$ 3,652,161

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
OPERATING REVENUES
Sales	$ 11,979	$ 47,325

COST OF GOODS SOLD
Inventory - beginning	187,299	192,465
Purchases	7,069	-
	194,368	192,465
Inventory - end	(187,207)	(190,353)
Total Cost of Goods Sold	7,161	2,112

GROSS PROFIT	4,818	45,213

OPERATING EXPENSES

Wages and wage related expenses	131,354	215,329
Stock based compensation	-	13,494
Professional, consulting and marketing fees	120,637	1,273,298
Other general and administrative expenses	98,304	226,195
Depreciation and amortization	189,284	6,952
Total Operating Expenses	539,579	1,735,268

LOSS BEFORE OTHER INCOME (EXPENSE)	(534,761)	(1,690,055)

Interest income (expense), net	(38,855)	(19,026)
Total Other Income (expense)	(38,855)	(19,026)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(573,616)	(1,709,081)
Provision for Income Taxes	(54)	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (573,670)	$ (1,709,081)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.10)	$ (0.39)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,832,592	4,359,100

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
OPERATING REVENUES
Sales	$ 3,814	$ 37,539

COST OF GOODS SOLD
Inventory - beginning	187,207	192,045
Purchases	3,874	-
	191,081	192,045
Inventory - end	(187,207)	(190,353)
Total Cost of Goods Sold	3,874	1,692

GROSS PROFIT (LOSS)	(60)	35,847

OPERATING EXPENSES

Wages and wage related expenses	65,267	106,521
Stock based compensation	-	13,494
Professional, consulting and marketing fees	40,858	656,255
Other general and administrative expenses	53,192	121,578
Depreciation and amortization	95,379	3,476
Total Operating Expenses	254,696	901,324

LOSS BEFORE OTHER INCOME (EXPENSE)	(254,756)	(865,477)

Interest income (expense), net	(19,482)	(8,375)
Total Other Income (expense)	(19,482)	(8,375)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(274,238)	(873,852)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (274,238)	$ (873,852)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.04)	$ (0.20)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,294,347	4,452,498

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (573,670)	$ (1,709,081)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	189,284	6,952
Common stock issued for consulting services	20,600	73,950
Stock based compensation	-	13,494
Obligation to issue common shares - services	-	974,180

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(3,241)	4,547
Decrease in inventory	92	2,112
Increase in accounts payable and
and accrued expenses	294,758	265,779
Total adjustments	501,493	1,341,014

Net cash (used in) operating activities	(72,177)	(368,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in patent fees	(9,560)	-

Net cash (used in) investing activities	(9,560)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	82,233	272,200

Net cash provided by financing activities	82,233	272,200

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	496	(95,867)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	18	99,827

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 514	$ 3,960

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 20,600	$ 73,950
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ 515,000	$ 417,879
Conversion of obligation to issue common shares to common stock
and additional paid in capital	$ -	$ 300,593
Common stock issued for prepaid consulting services	$ 48,000	$ -

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

The Company owns and operates seven subsidiaries, The Sperm Bank of New York, Inc., Proteoderm, Inc., National Stem Cell, Inc., PRTMI, StromaCel, Inc.,  XGen Medical, LLC and Thor Biopharma.

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

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Company is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011 The Company announced today that it has filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants.

Based upon our previously announced exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), the Company has filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

On February 1, 2011, the Company filed a Registration Statement on Form S-1 covering an exchange proposal whereby shareholders would exchange their common stock for convertible preferred stock that would allow the holder to convert their preferred stock into 1.3 times as many common shares by paying a declining conversion price and ultimately converting their common shares after three years at no additional price. Management believes that this transaction will not impact our business model nor our scientific research in the long term. The Company received a brief comment letter from the SEC staff requesting the filing of a Form TO and general modification of the filing to comply with exchange and/or tender offer disclosure. However, since the receipt of that comment, the Company has decided to significantly amend its registration statement to drop the exchange offer and proceed with a  placement of common stock and warrants.

In June 2011, the Company engaged Bedminster Financial Group, Ltd. to provide investment banking services with a view to finding joint venture partners and/or strategic investments into one or more of the Company’s subsidiaries in order to advance the scientific and commercial development of the subsidiaries and the technologies possessed by the subsidiaries.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB") Accounting Standards Codification (“ASC") 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs").

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

During the six-month period ended June 30, 2011, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and we have incurred significant operating losses. since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2011 on these products. We have outstanding trade and accrued payables of $3,232,349 including accrued salaries due to our management of $1,487,500, and loans from our Chief Executive Officer’s of $645,994.

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $573,670 and $1,709,081 for the six months ended June 30, 2011 and 2010 respectively.  In addition, the Company has a working capital deficit in the amount of $6,708,662 as of June 30, 2011. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

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

As of June 30, 2011, we had a cash balance of $514. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $100,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $72,115 for doubtful accounts at June 30, 2011.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2011 no additional accrual for income taxes is necessary.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

The following is a reconciliation of the computation for basic and diluted EPS:

June 30, 2011

  June 30, 2010

Net loss

$ (573,670)

 $  (1,709,081)

Weighted-average common shares

Outstanding (Basic)

    5,832,592

     4,359,100

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Stock options

    1,122,498

                -

Convertible Notes

    4,587,500

                -

Weighted-average commons shares

Outstanding (Diluted)

  13,542,590

     6,359,100

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of June 30, 2011 and for the six months ended June 30, 2011 and 2010.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $187,207 as of June 30, 2011 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

NOTE 3 -FIXED ASSETS

Fixed assets as of June 30, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives            June 30,    December 31,

(Years)                     2011                  2010

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (41,126)            (36,551)

Fixed assets, net

$ 27,353            $ 31,928

There was $4,575 and $4,574 charged to operations for depreciation expense for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE

Intangible assets as of June 30, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives    June 30,       December 31,

(Years)              2011                     2010

Patents and Trademarks

10

       $272,391

           $262,831

Less: accumulated amortization

       (35,006)                   (20,392)

Intangible assets, net

      $ 237,385                 $ 242,349

The Intellectual Property License as of June 30, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives    June 30,          December 31,

(Years)              2011                          2010

Intellectual Property License

10

       $3,401,891

     $3,401,891

Less: accumulated amortization

          (396,887)            (226,793)

Intellectual Property License, net                                                      $ 3,005,004       $  3,175,098

There was $184,709 and $2,378 charged to operations for amortization expense for the six months ended June 30, 2011 and 2010, respectively.

NOTE 5 - PROMISSORY NOTES

The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of June 30, 2011.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the note holders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $745,654 as of June 30, 2011. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the six months ended June 30, 2011 and accrued for as of June 30, 2011 on these loans amounts to $10,894. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,487,500 as of June 30, 2011. This amount has been included in current liabilities on the consolidated balance sheets. In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

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

The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. There were conversions of $65,000 into 400,000 shares of common stock in the six months ended June 30, 2011. As of June 30, 2011 the balance on the convertible note is $1,835,000. The Company has reflected this note as a current liability as it is due on demand. The interest expense for the six months ended June 30, 2011 and accrued for on the note as of June 30, 2011 is $27,961.

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

During the third and fourth quarters of 2010, NSC made payments totaling $100,000 towards this obligation. As of June 30, 2011, the total outstanding liability is $90,000. . However, NSC is currently in default on the John Hopkins obligation and on June 17, 2011 JHU obtained judgment by consent and JHU has not yet commenced collection activity.  NSC plans to continue paying this obligation if and when funded.

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

Employment Agreements with Officers

The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 10) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust (of which 25,000 of these shares were transferred to the JSM Family Trust on July 10, 2011); and c) an increase in the vehicle allowance to $1,000 per month.

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

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through June 30, 2011, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

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

On March 22, 2011, the Company was notified by a collection agency regarding a debt owed to a prior law firm in the amount of $168,812. The Company’s legal counsel is investigating this claim, however the Company does not believe that the amount is owed. As of June 30, 2011, the Company has included this amount in its accounts payable and accrued expenses while they determine if the amount claimed is due.

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

As of June 30, 2011, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

On July 1, 2009, Michael Cohen and Jacob Cohen entered into a technology license agreement with Company relating to stem cell based cosmetic and cosmeceutical technologies they developed. The license agreement provides that they receive a) 50,000 Shares of the Company’s Series C Preferred Stock, par value $.001 per share and (b) the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust. Each share of Series C Preferred Stock shall be entitled to one hundred votes on all matters submitted to a vote of the Corporation’s shareholders. Jacob Cohen’s 25,000 shares were transferred on July 10, 2011 to the JSM Family Trust. The 50,000 shares of the Series C Preferred Stock were issued in July 2009.

June 30, 2011

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

(1) Issued to the President and CEO, Michael Cohen authorized in January 2005 as Founder’s shares.

(2) Issued equally to the President & CEO, Michael Cohen and his brother Jacob Cohen for the development of the Proteoderm products.  Michael Cohen and Jacob Cohen (Jacob Cohen’s share has been since transferred to the JSM Family Trust) have the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company.

Common Stock

As of June 30, 2011, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 6,535,556 shares issued and outstanding as of June 30, 2011.

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

In the six months ended June 30, 2011, the Company issued common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000. In addition, the Company issued 20,000 shares valued at $14,600 for services rendered. 400,000 shares of been issued in conversion of $65,000 in convertible notes payable; and 150,000 shares have been issued to an investor relations company for services rendered for a period of twelve months. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company has no warrants outstanding as of June 30, 2011 or for the year ended December 31, 2010.

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

21 June 30, 2011
Stock Options	Number	Exercise Price (1)	Relative Value (2)	Fair Value	Term
Outstanding at Beginning of the Year (3)	20,000	$2.50	$15,395	$50,000	5 Years
Kishore Ahuja, M.D. (4)	15,000	$3.50	$13,494	$52,500	5 Years
Michael Cohen, President (5)	1,000,000	$3.55	$3,401,891	$3,550,000	5 Years
Wolfe, Axelrod & Weinberger (6)	75,000	$5.00	$51,944	$375,000	5 Years
Logoform AG (7)	100,000	$5.00	$69,257	$500,000	5 Year
Cancelled options (6 and 7) Options Outstanding at June 30, 2011	(87,502) 1,122,498	$5.00

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

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At June 30, 2011, deferred tax assets consist of the following:

Net operating losses

$ 6,103,608

Valuation allowance

(6,103,608)

$

-

At June 30, 2011, the Company had a net operating loss carry-forward in the amount of $17,951,787 available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2011 and 2010 is summarized as follows:

                                                         22

June 30, 2011

      June 30, 2010

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total

Cash	514	-	-	514

Total assets	514	-	-	514

NOTE 13 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI, Thor and StromaCel.

Operating segment data for the six months ended June 30, 2011 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$11,979	$ -	$ -	$11,979
Cost of sales	$ -	$ -	$7,161	$ -	$ -	$7,161
Gross profit	$ -	$ -	$4,818	$ -	$ -	$4,818
Operating expenses	$312,262	$-	$38,087	$-	$-	$350,349
Depreciation and amortization	$19,189	$ -	$ -	$ -	$170,095	$189,284
Other income (expense)	($36,053)	($1,840)	$ -	($74)	($888)	($38,855)
Net (loss)	($367,054)	($1,840)	($33,269)	($74)	($170,983)	($573,670)
Segment assets	$306,738	$-	$206,341	$-	$3,005,004	$3,573,815
Fixed Assets, net of depreciation	$27,353	$ -	$ -	$ -	$ -	$27,353

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the six months ended June 30, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$47,325	$ -	$ -	$47,325
Cost of sales	$ -	$ -	$2,112	$ -	$ -	$2,112
Gross profit	$ -	$ -	$45,213	$ -	$ -	$45,213
Operating expenses	$1,671,899	$18,188	$35,285	$2,100	$844	$1,728,316
Depreciation and amortization	$6,952	$ -	$ -	$ -	$ -	$6,952
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($1,697,877)	($18,188)	$9,928	($2,100)	($844)	($1,709,081)
Segment assets	$71,862	($737)	$227,518	$2,900	$3,401,891	$3,703,434
Fixed Assets, net of depreciation	$36,503	$ -	$ -	$ -	$ -	$36,503

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

NOTE 14 - SUBSEQUENT EVENT

On July 13, 2011, JSMNM of NY, Inc. converted $37,000 of debt into 100,000 shares of the Company’s common stock.

On July 27, 2011, the Company and Gilford Securities, Inc. (“Gilford”) of New York, NY signed a Letter of Engagement whereby Gilford undertakes to act as a dealer on a best efforts basis in a proposed public offering of the Company’s securities.  Gilford is to receive a refundable grant of 325,000 shares of the Company’s common stock, and 8% of the cash proceeds for the first $5,000,000 of gross proceeds raised by Gilford and 10% cash for any sums raised by Gilford in excess of $5,000,000. In addition Gilford is to receive seven year warrants equal to 8% of the securities sold up to $5,000,000 and equal to 10% of the securities in excess of $5,000,000 all exercisable at the public offering price.  Gilford also would be compensated for any private funds raised or any merger and acquisition work performed.  Gilford also has the right to act as the syndicate manager in its sole discretion.

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

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow stem cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. THOR is in a late stage agreement negotiation with the University of Miami on the implementation of a human clinical trial.

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

On January 3, 2011 Ian McNiece joined our Board of Directors

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011 The Company announced that it has filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $6,103,608 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

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

Results of Operations

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2011	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$11,979	$ -	$-	$11,979
Cost of sales	$ -	$ -	$7,161	$ -	$ -	$7,161
Gross profit	$ -	$ -	$4,818	$ -	$ -	$4,818
Operating expenses	$312,262	$-	$38,087	$ -	$-	$350,349
Depreciation and amortization	$19,189	$ -	$ -	$ -	$ 170,095	$189,284
Other income (expense)	($36,053)	($1,840)	$ -	($74)	($888)	($38,855)
Net income (loss)	$(367,054)	($1,840)	($33,269)	($74)	($170,983)	($573,670)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$47,325	$ -	$-	$47,325
Cost of sales	$ -	$ -	$2,112	$ -	$ -	$2,112
Gross profit	$ -	$ -	$45,213	$ -	$ -	$45,213
Operating expenses	$1,671,899	$18,188	$35,285	$ 2,100	$844	$1,728,316
Depreciation and amortization	$6,952	$ -	$ -	$ -	$ -	$6,952
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	$(1,697,877)	($18,188)	$9,928	($2,100)	($844)	($1,709,081)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

Net Revenues.  Net revenues were $11,979 for the six month period ended June 30, 2011, compared to $47,325 for the comparable period in 2010, or a decrease of $35,346. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the six months ended June 30, 2011 was $7,161 (60% of net revenue), compared to $2,112 (5% of net revenue) during the same period in 2010, an increase of $5,049. The increased costs are the result of additional costs involved in the production of the samples.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the six months ended June 30, 2011, decreased $1,195,689 (69%) to $539,579 for 2011 as compared to $1,735,268 for the same period in 2010. The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month period ended June 30.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change

Wage and wage related costs	$ 131,354	$ 215,329	$ (83,975)	(39.0)
Professional fees	120,637	1,273,298	(1,152,661)	(90.5)
Insurance costs	3,885	27,987	(24,102)	(86.1)
Rent - building and equipment	18,195	16,974	1,221	7.2
Travel and related	29,994	113,234	(83,240)	(73.5)
Miscellaneous expenses	46,230	68,000	(21,770)	(32.0)
Depreciation and amortization	189,284	6,952	182,332	2,622.7
Stock based compensation	-	13,494	(13,494)	100.0
Total	$ 539,579	$ 1,735,268	$ (1,195,689)	(68.9)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $83,975 (39.0%), due to a reduction in wages and reduced taxes as the CFO was no longer with the Company.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the six months ended June 30, 2011 versus the same period last year by $1,152,661 (90.5%) due to: a decrease in the issuance of stock for services rendered during the quarter and a decrease in the accrued stock liability and a decrease in legal fees.

Insurance costs in the six months ended June 30, 2011, were $3,885 compared to $27,987 for the same period in 2010, a decrease of $24,102 (86.1%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring.

Rent increased by $1,221 (7.2%) to $18,195 in the six months ended June 30, 2011, as compared to $16,974 for the same period in 2010, due to the Company’s allocation of rent relating to their sperm bank operations.

Travel expense for the six months ended June 30, 2010 of $29,994 compared to the same period for 2010 of $113,234, or a decrease of $83,240 (73.5%).

Miscellaneous expense decreased by $21,770 (32.0%) to $46,230 for the six months ended June 30, 2011, as compared to $68,000 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the six months ended June 30, 2011of $189,284 compared to the same period for 2010 of $6,952 increased as a result of the amortization of the license and the patents.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the six months ended June 30, 2011the Company recognized no stock based compensation compared to $13,494 for the period ended June 30, 2010.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the six months ended June 30, 2011 was $38,855 compared to other expense of $19,026 for the same period last year. The increase in other expense from 2010 of $19,829 is the result of the interest on the related party debt being calculated at 3% commencing January 1, 2011.

Net Loss and Net Loss per Share.  Net loss for the six months ended June 30, 2011 was $573,670, compared to $1,709,081 for the same period in 2010, for a decreased net loss of $1,135,411 (67%). Net loss per share for the six months ended June 30, 2011 was $0.10 compared to $0.39 in the same period for 2010, based on the weighted average shares outstanding of 5,832,592 and 4,359,100, respectively. The decreased net loss for the six months ended June 30, 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $35,346, (ii) increased cost of sales of $5,049, (iii) decreased salary and benefit costs of $83,975, (iv) decreased professional fees of $1,152,661, (v) a decrease in insurance costs of $24,102, (vi) decreased travel and entertainment costs of $83,240, (vii) a decrease in miscellaneous costs of $46,230, (viii) an increase in rent expense of $1,221, and (ix) an increase in other net non-operating income and expense of $19,829.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2011	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$3,814	$ -	$-	$3,814
Cost of sales	$ -	$ -	$3,874	$ -	$ -	$3,874
Gross profit	$ -	$ -	($60)	$ -	$ -	($60)
Operating expenses	$141,324	$-	$17,993	$ -	$-	$159,317
Depreciation and amortization	$10,331	$ -	$ -	$ -	$ 85,048	$95,379
Other income (expense)	($18,073)	($926)	$ -	($37)	($446)	($19,482)
Net income (loss)	$(169,728)	($926)	($18,053)	($37)	($85,494)	($274,238)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$37,539	$ -	$-	$37,539
Cost of sales	$ -	$ -	$1,692	$ -	$ -	$1,692
Gross profit	$ -	$ -	$35,847	$ -	$ -	$35,847
Operating expenses	$869,143	$9,008	$19,020	$ -	$676	$897,847
Depreciation and amortization	$3,476	$ -	$ -	$ -	$ -	$3,476
Other income (expense)	($8,375)	$ -	$ -	$ -	$ -	($8,376)
Net income (loss)	$(880,995)	($9,008)	$16,827	$-	($676)	($873,852)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

Net Revenues.  Net revenues were $3,814 for the three month period ended June 30, 2011, compared to $37,539 for the comparable period in 2010, or a decrease of $33,725. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the three months ended June 30, 2011 was $3,874 (102% of net revenue), compared to $1,692 (5% of net revenue) during the same period in 2010, an increase of $2,182. The increased costs are the result of additional costs involved in the production of the samples.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the three months ended June 30, 2011, decreased $646,628 (71.7%) to $254,696 for 2011 as compared to $901,324 for the same period in 2010. The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month period ended June 30.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change

Wage and wage related costs	$ 65,267	$ 106,521	$ (41,254)	(38.7)
Professional fees	40,858	650,573	(609,715)	(93.7)
Insurance costs	2,427	12,567	(10,140)	(80.7)
Rent - building and equipment	13,313	8,487	4,826	56.9
Travel and related	18,507	75,211	(56,704)	(75.4)
Miscellaneous expenses	18,945	30,995	(12,050)	(38.9)
Depreciation and amortization	95,379	3,476	91,903	2,643.9
Stock based compensation	-	13,494	(13,494)	100.0
Total	$ 254,696	$ 901,324	$ (646,628)	(71.7)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $41,254 (38.7%), due to a reduction in wages and reduced taxes as the CFO was no longer with the Company.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended June 30, 2011 versus the same period last year by $609,715 (93.7%) due to: a decrease in the issuance of stock for services rendered during the quarter and a decrease in the accrued stock liability and a decrease in legal fees.

Insurance costs in the three months ended June 30, 2011, were $2,427 compared to $12,567 for the same period in 2010, a decrease of $10,140 (80.7%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring.

Rent increased by $4,826 (56.9%) to $13,313 in the three months ended June 30, 2011, as compared to $8,487 for the same period in 2010, due to the Company’s allocation of rent relating to their sperm bank operations.

Travel expense for the three months ended June 30, 2010 of $18,507 compared to the same period for 2010 of $75,211, or a decrease of $56,704 (75.4%).

Miscellaneous expense decreased by $12,050 (38.9%) to $18,945 for the three months ended June 30, 2011, as compared to $30,995 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the three months ended June 30, 2011of $95,379 compared to the same period for 2010 of $3,476 increased as a result of the amortization of the license and the patents.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the three months ended June 30, 2011and 2010, the Company recognized $0 and $13,494 in stock-based compensation expense for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the three months ended June 30, 2011 was $19,482 compared to other expense of $8,376 for the same period last year. The increase in other expense from 2010 of $11,106 is the result of the interest on the related party debt being calculated at 3% commencing January 1, 2011.

Net Loss and Net Loss per Share.  Net loss for the three months ended June 30, 2011 was $274,238, compared to $873,852 for the same period in 2010, for a decreased net loss of $599,614 (69%). Net loss per share for the three months ended June 30, 2011 was $0.04 compared to $0.20 in the same period for 2010, based on the weighted average shares outstanding of 6,294,347 and 4,452,498, respectively. The decreased net loss for the three months ended June 30, 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $33,725, (ii) increased cost of sales of $2,182, (iii) decreased salary and benefit costs of $41,254, (iv) decreased professional fees of $609,715, (v) a decrease in insurance costs of $10,140, (vi) decreased travel and entertainment costs of $56,704, (vii) a decrease in miscellaneous costs of $12,050, (viii) an increase in rent expense of $4,826, and (ix) an increase in other net non-operating income and expense of $11,106.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30
Category	2011	2010

Net cash provided (used) in operating activities	$ (72,177)	$ (368,067)
Net cash provided (used) in investing activities	(9,560)	-
Net cash provided by financing activities	82,233	272,200

Net increase (decrease) in cash	$ 496	$ (95,867)

Net Cash Used in Operations

Net cash used in operating activities for the six months ended June 30, 2011, was $72,177, compared with net cash used in operating activities of $368,067 during the same period for 2010, or a decrease in the use of cash for operating activities of $295,890 (81%). The decrease in the use of cash is due to: (i) lower net income (loss) of $599,614 offset by an increase in accounts receivable of $7,788 and an increase in accounts payable of $28,979.

Net Cash Used in Investing Activities

In 2011 and 2010, the only investing activities were the increase in costs associated with filing patents of $9,560 and $0, respectively.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $82,233 for the six months ended June 30, 2011 compared with $272,200 for the same period in 2010, or a decrease of $189,967 (70%). Of the 2011 and 2010 proceeds from financing activities, 100% was from the issuance of new debt to related parties from cash infused into the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the six months ended June 30, 2011 by $496, compared to a decrease in cash and cash equivalents during the same period in 2010 of $95,867. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $295,890, (ii) cash used for the net increase in patent costs of $9,560, and (iii) a decrease in cash by $189,967 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	June 30, 2011	December 31, 2010

Cash and cash equivalents	$ 514	$ 18

Current assets	248,341	202,696
Current liabilities	6,957,003	7,095,011
Working capital (deficit)	$ (6,708,662)	$ (6,892,315)

At June 30, 2011, we had a working capital deficit of $6,708,662, compared with a working capital deficit at December 31, 2010 of $6,892,315, an increase in working capital deficit of $183,653 (3%). As of June 30, 2011, the Company had cash and cash equivalents of $514 as compared to $18 on December 31, 2010. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Our cash and cash equivalents during the six months ended June 30, 2011 increased by $496 and is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables, ongoing noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and consultants. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of June 30, 2011 and December 31, 2010.

Financial Condition, Going Concern Uncertainties and Events of Default

During the six-month period ended June 30, 2011, Proteonomixs’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $3,232,349 including accrued salaries due to our management of $1,487,500. Also, our Chief Executive Officer’s net outstanding loan was $645,994.

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

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Except as disclosed in Note 2 of our 2010 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the six month period ended June 30, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at June 30, 2011.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2011.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

John Hopkins University (“JHU”) has sued National Stem Cell, Inc., a wholly owned subsidiary of the Company for the total outstanding liability of $90,000. On June 17, 2011 JHU obtained judgment by consent and JHU has not yet commenced collection activity.  NSC plans to continue paying this obligation if and when funded.

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

As of June 30, 2011, we had a working capital deficit of approximately $6,708,662. During the six months ended June 30, 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $645,994, and accrued salaries due our executive officers in the amount of $1,487,500. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference	Filed Herewith X
Exhibit No. 10.57	Exhibit Description Agreement with Gilford Securities, Inc.	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

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

Date: August 1, 2011