Form 10-Q/A
period 2011-06-30
PROTEONOMIX, INC.
filed 2011-08-17
CIK 1469559

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

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

36

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

36

   ITEM 5.

OTHER INFORMATION

37

   ITEM 6.

EXHIBITS

37

   SIGNATURES

38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$ 514	$ 18
Accounts receivable, net	18,620	15,379
Inventory	187,207	187,299
Prepaid expenses	42,000	-

Total Current Assets	248,341	202,696

Fixed assets, net of depreciation	27,353	31,928

Other Assets:
Intangible assets, net of amortization	237,385	242,439
Intellectual Property License, net of amortization	3,005,004	3,175,098

Total Other Assets	3,242,389	3,417,537

TOTAL ASSETS	$ 3,518,083	$ 3,652,161

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,144,000	$ 1,144,000
Current portion of notes payable - related parties	745,654	1,098,421
Current portion of convertible note	1,835,000	1,900,000
Accounts payable and accrued expenses	3,232,349	2,952,590

Total Current Liabilities	6,957,003	7,095,011

Total Liabilities	6,957,003	7,095,011

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 6,535,556 and 5,161,984 shares issued and outstanding	6,536	5,162
Additional paid-in capital	16,495,987	15,919,761
Retained earnings (deficit)	(19,941,693)	(19,368,023)

Total Stockholders’ Equity (Deficit)	(3,438,920)	(3,442,850)

	$ 3,518,083	$ 3,652,161

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

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (573,670)	$ (1,709,081)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	189,284	6,952
Common stock issued for consulting services	20,600	73,950
Stock based compensation	-	13,494
Obligation to issue common shares - services	-	974,180

Changes in assets and liabilities
(Increase) in accounts receivable	(3,241)	4,547
Decrease in inventory	92	2,112
Increase in accounts payable and
and accrued expenses	294,758	265,779
Total adjustments	501,493	1,341,014

Net cash (used in) operating activities	(72,177)	(368,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in patent fees	(9,560)	-

Net cash (used in) investing activities	(9,560)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	82,233	272,200

Net cash provided by financing activities	82,233	272,200

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	496	(95,867)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	18	99,827

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 514	$ 3,960

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 20,600	$ 73,950
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ 515,000	$ 417,879
Conversion of obligation to issue common shares to common stock
and additional paid in capital	$ -	$ 300,593
Common stock issued for prepaid consulting services	$ 48,000	$ -

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