Form 10-Q
period 2011-09-30
PROTEONOMIX, INC.
filed 2011-11-14
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes _x__ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of November 1, 2011, was 7,410,556.

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

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

36

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

36

   ITEM 5.

OTHER INFORMATION

37

   ITEM 6.

EXHIBITS

37

   SIGNATURES

38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$ 5	$ 18
Accounts receivable, net	19,282	15,379
Inventory	153,056	187,299
Prepaid expenses	30,000	-

Total Current Assets	202,343	202,696

Fixed assets, net of depreciation	25,066	31,928

Other Assets:
Intangible assets, net of amortization	229,341	242,439
Intellectual Property License, net of amortization	2,919,957	3,175,098

Total Other Assets	3,149,298	3,417,537

TOTAL ASSETS	$ 3,376,707	$ 3,652,161

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,144,000	$ 1,144,000
Current portion of notes payable - related parties	813,547	1,098,421
Current portion of convertible note	1,645,500	1,900,000
Accounts payable and accrued expenses	3,332,942	2,952,590

Total Current Liabilities	6,935,989	7,095,011

Total Liabilities	6,935,989	7,095,011

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 7,060,556 and 5,161,984 shares issued and outstanding	7,061	5,162
Additional paid-in capital	16,774,962	15,919,761
Retained earnings (deficit)	(20,341,555)	(19,368,023)

Total Stockholders’ Equity (Deficit)	(3,559,282)	(3,442,850)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,376,707	$ 3,652,161
4

PROTEONOMIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
OPERATING REVENUES
Sales	$ 18,994	$ 68,972

COST OF GOODS SOLD
Inventory - beginning	187,299	192,465
Purchases	3,678	545
	190,977	193,010
Inventory - end	(153,056)	(190,680)
Total Cost of Goods Sold	37,921	2,330

GROSS PROFIT (LOSS)	(18,927)	66,642

OPERATING EXPENSES

Wages and wage related expenses	194,760	318,752
Stock based compensation	-	134,695
Professional, consulting and marketing fees	263,040	1,604,786
Other general and administrative expenses	152,354	300,791
Depreciation and amortization	284,662	10,428
Total Operating Expenses	894,816	2,369,452

LOSS BEFORE OTHER INCOME (EXPENSE)	(913,743)	(2,302,810)

Interest income (expense), net	(59,735)	(19,026)
Total Other Income (expense)	(59,735)	(19,026)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(973,478)	(2,321,836)
Provision for Income Taxes	(54)	(938)

NET LOSS APPLICABLE TO COMMON SHARES	$ (973,532)	$ (2,322,774)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.16)	$ (0.51)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,151,540	4,540,618

PROTEONOMIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
OPERATING REVENUES
Sales	$ 7,015	$ 21,647

COST OF GOODS SOLD
Inventory - beginning	187,207	190,353
Purchases	(3,391)	545
	183,816	190,898
Inventory - end	(153,056)	(190,680)
Total Cost of Goods Sold	30,760	218

GROSS PROFIT (LOSS)	(23,745)	21,429

OPERATING EXPENSES

Wages and wage related expenses	63,406	103,423
Stock based compensation	-	121,201
Professional, consulting and marketing fees	142,403	331,488
Other general and administrative expenses	54,050	74,596
Depreciation and amortization	95,378	3,476
Total Operating Expenses	355,237	634,184

LOSS BEFORE OTHER INCOME (EXPENSE)	(378,982)	(612,755)

Interest income (expense), net	(20,880)	-
Total Other Income (expense)	(20,880)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(399,862)	(612,755)
Provision for Income Taxes	-	(938)

NET LOSS APPLICABLE TO COMMON SHARES	$ (399,862)	$ (613,693)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.06)	$ (0.13)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,779,034	4,897,734

PROTEONOMIX, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (973,532)	$ (2,322,774)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	284,662	10,428
Consulting services rendered for convertible note	90,000	-
Common stock issued for consulting services	14,600	73,950
Stock based compensation	-	134,695
Obligation to issue common shares - services	-	1,283,625

Changes in assets and liabilities
(Increase) in accounts receivable	(3,903)	16,033
Decrease in inventory	34,243	1,785
Decrease in prepaid expenses	18,000	-
Increase in accounts payable and
and accrued expenses	395,351	354,282
Total adjustments	832,953	1,874,798

Net cash (used in) operating activities	(140,579)	(447,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in patent fees	(9,560)	(156,346)

Net cash (used in) investing activities	(9,560)	(156,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	150,126	507,424

Net cash provided by financing activities	150,126	507,424

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(13)	(96,898)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	18	99,827

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 5	$ 2,929

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ 938
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ 14,600	$ 73,950
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ 766,500	$ 417,879
Conversion of obligation to issue common shares to common stock
and additional paid in capital	$ -	$ 300,593
Common stock issued for prepaid consulting services	$ 48,000	$ -
Consulting services rendered for convertible note	$ 90,000	$ -

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

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Company is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011, the Company announced that it had filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

On February 1, 2011, the Company filed an additional patent application to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion. This new methodology is used to mass-produce stem cells for therapeutic use once the stem cell line has been selected and purified. The Company believes that the new process application will dramatically expand product availability and reduce the cost of production of StromaCel to the Company and patient. The Company also believes that the technology presented in the new patent application will allow it to move to a new clinical trial quickly for the StromaCel product. Furthermore, the Company believes that this expansion model will be applicable to a wide range of stem cell technologies, providing further trials and potential revenue streams to the Company.

On February 1, 2011, the Company filed a Registration Statement on Form S-1 covering an exchange proposal whereby shareholders would exchange their common stock for convertible preferred stock that would allow the holder to convert their preferred stock into 1.3 times as many common shares by paying a declining conversion price and ultimately converting their common shares after three years at no additional price. Management believes that this transaction will not impact our business model nor our scientific research in the long term. The Company received a brief comment letter from the SEC staff requesting the filing of a Form TO and general modification of the filing to comply with exchange and/or tender offer disclosure. However, since the receipt of that comment, the Company has decided to significantly amend its registration statement to drop the exchange offer and proceed with a private placement of common stock and warrants.

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

Going Concern

During the nine-month period ended September 30, 2011, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and have incurred significant operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2011 on these products. We have outstanding trade and accrued payables of $3,332,942 including accrued salaries due to our management of $1,550,000, and loans from our Chief Executive Officer’s of $713,888.

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $973,532 and $2,322,774 for the nine months ended September 30, 2011 and 2010 respectively.  In addition, the Company has a working capital deficit in the amount of $6,733,646 as of September 30, 2011. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

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

As of September 30, 2011, we had a cash balance of $5. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $100,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $72,115 for doubtful accounts at September 30, 2011.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2011 no additional accrual for income taxes is necessary.

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

The following is a reconciliation of the computation for basic and diluted EPS:

September 30, 2011

 September 30, 2010

Net loss

$ (973,532)

 $  (2,322,774)

Weighted-average common shares

Outstanding (Basic)

    6,151,540

     4,540,618

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Stock options

    1,122,498

                -

Convertible Notes

    2,006,707

                -

Weighted-average commons shares

Outstanding (Diluted)

  11,280,745

     6,540,618

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $153,056 as of September 30, 2011 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 did not have a material impact on the financial statements.

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities", (“ASC 815"). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815 did not have a material impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets". This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. ASC 350 did not have a materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (“ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. ASC 470-20 did not have a material effect on its financial position, results of operations or cash flows.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock" (“ASC 815-40"), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative. ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. ASC 815-40 did not have a material impact on its financial position, results of operations and cash flows.

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (“ASC 470-20-65"). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and the adoption of ASC 470-20-65 did not have a material effect on that accounting.

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

15

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The adoption of ASU 2010-06 did not have a material impact on the financial statements.

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

NOTE 3 -FIXED ASSETS

Fixed assets as of September 30, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives            September 30,    December 31,

(Years)                        2011                  2010

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (43,413)            (36,551)

Fixed assets, net

$ 25,066            $ 31,928

There was $6,862 and $6,861 charged to operations for depreciation expense for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE

Intangible assets as of September 30, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives    September 30,       December 31,

(Years)              2011                     2010

Patents and Trademarks

10

       $272,391

           $262,831

Less: accumulated amortization

       (43,050)                   (20,392)

Intangible assets, net

      $ 229,341                 $ 242,439

The Intellectual Property License as of September 30, 2011 (unaudited) and December 31, 2010 were as follows:

Estimated

Useful Lives    September 30,          December 31,

(Years)              2011                          2010

Intellectual Property License

10

       $3,401,891

     $3,401,891

Less: accumulated amortization

          (481,934)            (226,793)

Intellectual Property License, net                                                      $ 2,919,957       $  3,175,098

There was $277,799 and $3,567 charged to operations for amortization expense for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5 - PROMISSORY NOTES

The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of September 30, 2011.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the note holders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $813,547 as of September 30, 2011. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the nine months ended September 30, 2011 and accrued for as of September 30, 2011 on these loans amounts to $18,628. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,550,000 as of September 30, 2011. This amount has been included in current liabilities on the consolidated balance sheets. In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

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

The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. There were conversions of $344,500 into 925,000 shares of common stock in the nine months ended September 30, 2011. In addition, this company issued there shares equivalent to $90,000 to a third party for services during the nine months ended September 30, 2011, and the Company added the $90,000 to the note balance. As of September 30, 2011 the balance on the convertible note is $1,645,500. The Company has reflected this note as a current liability as it is due on demand. The interest expense for the nine months ended September 30, 2011 and accrued for on the note as of September 30, 2011 is $41,107.

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

During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable. As of September 30, 2010, NSC has $190,000 outstanding, respectively to JHU under the terms of the agreement.

During the third and fourth quarters of 2010, NSC made payments totaling $100,000 towards this obligation. As of September 30, 2011, the total outstanding liability is $90,000. . However, NSC is currently in default on the John Hopkins obligation and on June 17, 2011 JHU obtained judgment by consent and JHU has not yet commenced collection activity.  NSC plans to continue paying this obligation if and when funded.

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

Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of September 30, 2011. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

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

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through September 30, 2011, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing.

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

On March 22, 2011, the Company was notified by a collection agency regarding a debt owed to a prior law firm in the amount of $168,812. The Company’s legal counsel is investigating this claim, however the Company does not believe that the amount is owed. As of September 30, 2011, the Company has included this amount in its accounts payable and accrued expenses while they determine if the amount claimed is due.

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

As of September 30, 2011, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

In May 2009, the Company formally designated three series of preferred stock; the Series A Convertible Preferred Stock consists of 200,000 shares, convertible into common stock, each share for 10 shares of common stock; the Series B Preferred Stock which consists of 6 shares; and the Series C Preferred Stock which consists of 50,000 shares.  In November 2011, the Company amended its designation of the Series A Preferred Stock and Series C Preferred Stock to provide anti-dilution protection against both forward and reverse splits of the Company’s common stock and other reorganizations of similar nature. In the event that the common stock of the Company is subject to a reverse split, the number of shares into which the Series A and the Series C Preferred Stock are convertible remain unchanged. The Series C was amended to provide convertibility into the common stock of the Company at the option of the holder at a ratio of 10 common shares for each share of Series C Preferred Stock.

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

September 30, 2011

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Fair Value	Intrinsic Value	Conversion to Common Stock
Series “A" (1)	January 2005	May, 2009	200,000	$.001	$2,000	$2,000	10:1
Series “B" (1)	January 2005	May, 2009	6	$.001	<$1	<$1	None
Series “C" (2)	July 1, 2009	July 1, 2009	50,000	$.001	$50	$50	100:1

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

In November 2011, a new Series D Preferred Stock was designated that is convertible into the common stock of the Company at a ratio of ten shares of common for each share of Series D Preferred Stock that is converted.  The Series D Preferred Stock is also protected against dilution in the event of forward splits, reverse splits and reorganizations.  In the event of a reverse split, the number of shares issued upon conversion of the Series D Preferred Stock remains unchanged.

In November 2011, Series D shares were issued to Michael Cohen in the amount of 130,000 shares in lieu of reduction of debt of $100,000, Steven Byle in the amount of 100,000 shares in lieu of services rendered, Ian McNiece in the amount of 30,000 shares as an amendment to his 2009 Consulting Agreement obviating the need for the Company to issue to him 100,000 shares of common stock, and Roger Fidler in the amount of 35,000 shares for legal services rendered and his agreement to provide legal services to the Company in the future, and Jeffrey Maller in the amount of 10,000 shares for consulting services.

Common Stock

As of September 30, 2011, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 7,060,556 shares issued and outstanding as of September 30, 2011.

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

In the nine months ended September 30, 2011, the Company issued common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000. In addition, the Company issued 20,000 shares valued at $14,600 for services rendered. 925,000 shares of been issued in conversion of $344,500 in convertible notes payable; and 150,000 shares have been issued to an investor relations company for services rendered for a period of twelve months. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company has no warrants outstanding as of September 30, 2011 or for the year ended December 31, 2010.

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

September 30, 2011
Stock Options	Number	Exercise Price (1)	Relative Value (2)	Fair Value	Term
Outstanding at Beginning of the Year (3)	20,000	$2.50	$15,395	$50,000	5 Years
Kishore Ahuja, M.D. (4)	15,000	$3.50	$13,494	$52,500	5 Years
Michael Cohen, President (5)	1,000,000	$3.55	$3,401,891	$3,550,000	5 Years
Wolfe, Axelrod & Weinberger (6)	75,000	$5.00	$51,944	$375,000	5 Years
Logoform AG (7)	100,000	$5.00	$69,257	$500,000	5 Year
Cancelled options (6 and 7) Options Outstanding at September 30, 2011	(87,502) 1,122,498	$5.00

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

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At September 30, 2011, deferred tax assets consist of the following:

Net operating losses

$ 6,203,134

Valuation allowance

(6,203,134)

$

-

At September 30, 2011, the Company had a net operating loss carry-forward in the amount of $18,244,511 available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2011 and 2010 is summarized as follows:

September 30, 2011

      September 30, 2010

Federal statutory rate

(34.0%)

                                  (34.0%)

State income taxes, net of federal benefits

3.3

                                          3.3

Valuation allowance

30.7

                                        30.7

0

%

                0%

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

Operating segment data for the nine months ended September 30, 2011 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$18,994	$ -	$ -	$18,994
Cost of sales	$ -	$ -	$37,921	$ -	$ -	$37,921
Gross profit (loss)	$ -	$ -	($18,927)	$ -	$ -	($18,927)
Operating expenses	$553,811	$-	$56,397	$-	$-	$610,208
Depreciation and amortization	$29,520	$ -	$ -	$ -	$255,142	$284,662
Other income (expense)	($55,509)	($2,775)	$ -	($112)	($1,339)	($59,735)
Net (loss)	($638,840)	($2,775)	($75,324)	($112)	($256,481)	($973,532)
Segment assets	$284,407	$-	$172,343	$-	$2,919,957	$3,376,707
Fixed Assets, net of depreciation	$25,066	$ -	$ -	$ -	$ -	$25,066

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the six months ended September 30, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$68,972	$ -	$ -	$68,972
Cost of sales	$ -	$ -	$2,330	$ -	$ -	$2,330
Gross profit	$ -	$ -	$66,642	$ -	$ -	$66,642
Operating expenses	$2,210,298	$23,282	$63,938	$2,100	$60,344	$2,359,962
Depreciation and amortization	$10,428	$ -	$ -	$ -	$ -	$10,428
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($2,239,752)	(23,282)	$2,704	($2,100)	($60,344)	($2,322,774)
Segment assets	$222,834	$-	$216,489	$2,900	$3,401,891	$3,844,114
Fixed Assets, net of depreciation	$34,216	$ -	$ -	$ -	$ -	$34,216

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

NOTE 14 - SUBSEQUENT EVENT

The Company entered into a consulting agreement with a consultant in July 2011, however work did not commence until October 2011. The consultant was engaged to perform business advice, consultation, information and services to the Company regarding marketing and business matters as well as business development strategies. The term of the agreement was for a period of three weeks, however can be extended. The Company in October 2011 issued 50,000 shares of common stock as compensation under the agreement.

The Company converted $150,000 (300,000 shares at $0.50) of their convertible note in October 2011 and an additional $200,000 (500,000 shares at $.40) in November, 2011.

In November 2011, the Company amended its designation in Delaware of the Series A Preferred Stock and Series C Preferred Stock to provide anti-dilution protection against both forward and reverse splits of the Company’s common stock and other reorganizations of similar nature. In the event that the common stock of the Company is subject to a reverse split, the number of shares into which the Series A and the Series C Preferred Stock are convertible remain unchanged. The Series C was amended to provide convertibility into the common stock of the Company at the option of the holder at a ratio of 100 common shares for each share of Series C Preferred Stock.

In November 2011, a new Series D Preferred Stock was designated in Delaware authorizing the issuance of 2,000,000 shares of the Sereis D Preferred Stock that is convertible into the common stock of the Company at a ratio of ten shares of common for each share of Series D Preferred Stock that is converted.  The Series D Preferred Stock is also protected against dilution in the event of forward splits, reverse splits and reorganizations.  In the event of a reverse split, the number of shares issued upon conversion of the Series D Preferred Stock remains unchanged.

In November 2011, Series D shares were issued to Michael Cohen in the amount of 130,000 shares in lieu of $100,000 of debt forgiveness, Steven Byle in the amount of 100,000 shares for services rendered, Ian McNiece in the amount of 30,000 shares as an amendment to his 2009 Consulting Agreement obviating the need for the Company to issue to him 100,000 shares of common stock, and Roger Fidler in the amount of 35,000 shares for legal services rendered and his agreement to provide legal services to the Company in the future, and Jeffrey Maller in the amount of 10,000 shares for consulting services pursuant to a consulting agreement described below.

The Company entered into a Consulting Agreement in November, 2011 pursuant to which the Company issued 100,000 shares of its restricted common stock for providing services for management consulting, business advisory, shareholder information and public relations.  The Consultant will also receive 100,000 shares of common stock from a third party for which the Company will incur an obligation to the third party in the amount of $100,000.

The Company engaged Jeffrey Maller as a consultant to assist the Company in development of new business opportunities, develop proposals and term sheets for such prospects and the drafting of legal documents. The term of the agreement is for a period of three years and compensation will be in the form of the Company’s Series D Preferred Stock. The Consultant received 10,000 Series D Preferred shares in November 2011 and will receive additional 10,000 Series D Preferred shares on the first and second anniversary dates of the consulting agreement.

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

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the second quarter of 2012.

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

On January 3, 2011 Ian McNiece joined our Board of Directors

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011, the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $6,203,134 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company has renewed the agreement on a month to month basis. The Company believes that such office space will be sufficient for its needs for the next 12 months, although the lease does not contain a renewal option.  The Company’s principal offices are located at 187 Mill Lane, Mountainside, NJ 07052. Our telephone number at such address is (973) 544-6116.

Results of Operations

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2011	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$18,994	$ -	$-	$18,994
Cost of sales	$ -	$ -	$37,921	$ -	$ -	$37,921
Gross profit (loss)	$ -	$ -	($18,927)	$ -	$ -	($18,927)
Operating expenses	$553,811	$-	$56,397	$ -	$-	$610,208
Depreciation and amortization	$29,520	$ -	$ -	$ -	$ 255,142	$284,662
Other income (expense)	($55,509)	($2,775)	$ -	($112)	($1,339)	($59,735)
Net income (loss)	$(638,840)	($2,775)	($75,324)	($112)	($256,481)	($973,532)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$68,972	$ -	$ -	$68,972
Cost of sales	$ -	$ -	$2,330	$ -	$ -	$2,330
Gross profit	$ -	$ -	$66,642	$ -	$ -	$66,642
Operating expenses	$2,210,298	$23,282	$63,938	$2,100	$60,344	$2,359,962
Depreciation and amortization	$10,428	$ -	$ -	$ -	$ -	$10,428
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($2,239,752)	($23,282)	$2,704	($2,100)	($60,344)	($2,322,774)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

Net Revenues.  Net revenues were $18,994 for the nine month period ended September 30, 2011, compared to $68,972 for the comparable period in 2010, or a decrease of $49,978. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2011 was $37,921 (200% of net revenue), compared to $2,330 (4% of net revenue) during the same period in 2010, an increase of $35,591. The increased costs are the result of additional costs involved in the production of the samples and change in inventory.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the nine months ended September 30, 2011, decreased $1,475,520 (62.2%) to $894,870 for 2011 as compared to $2,370,390 for the same period in 2010. The table below details the components of operating expense, as well as the dollar and percentage changes for the nine-month period ended September 30.

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change

Wage and wage related costs	$ 194,760	$ 318,752	$ (123,992)	(38.9)
Professional fees	263,040	1,604,786	(1,341,746)	(83.6)
Insurance costs	11,540	35,906	(24,366)	(67.9)
Rent - building and equipment	23,303	26,228	(2,925)	(11.2)
Travel and related	32,374	179,729	(147,355)	(82.0)
Miscellaneous expenses	85,191	59,866	25,325	42.3
Depreciation and amortization	284,662	10,428	274,234	2,629.8
Stock based compensation	-	134,695	(134,695)	(100.0)
Total	$ 894,870	$ 2,370,390	$ (1,475,520)	(62.2)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $123,992 (38.9%), due to a reduction in wages and reduced taxes as the CFO was no longer with the Company.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the nine months ended September 30, 2011 versus the same period last year by $1,341,746 (83.6%) due to: a decrease in the issuance of stock for services rendered during the quarter and a decrease in the accrued stock liability and a decrease in legal fees.

Insurance costs in the nine months ended September 30, 2011, were $11,540 compared to $35,906 for the same period in 2010, a decrease of $24,366 (67.9%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring.

Rent decreased by $2,925 (11.2%) to $23,303 in the nine months ended September 30, 2011, as compared to $26,228 for the same period in 2010, due to the Company’s allocation of rent relating to their sperm bank operations.

Travel expense for the nine months ended September 30, 2011 of $32,374 compared to the same period for 2010 of $179,729, or a decrease of $147,355 (82.0%).

Miscellaneous expense increased by $25,325 (42.3%) to $85,191 for the nine months ended September 30, 2011, as compared to $59,866 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the nine months ended September 30, 2011of $284,662compared to the same period for 2010 of $10,428 increased as a result of the amortization of the license and the patents.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the nine months ended September 30, 2011the Company recognized no stock based compensation compared to $134,695 for the period ended September 30, 2010.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the nine months ended September 30, 2011 was $59,735 compared to other expense of $19,026 for the same period last year. The increase in other expense from 2010 of $40,709 is the result of the interest on the related party debt being calculated at 3% commencing January 1, 2011.

Net Loss and Net Loss per Share.  Net loss for the nine months ended September 30, 2011 was $973,532, compared to $2,322,774 for the same period in 2010, for a decreased net loss of $1,349,242 (58%). Net loss per share for the nine months ended September 30, 2011 was $0.16 compared to $0.51 in the same period for 2010, based on the weighted average shares outstanding of 6,151,540 and 4,540,618, respectively. The decreased net loss for the nine months ended September 30, 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $49,978, (ii) increased cost of sales of $35,591, (iii) decreased salary and benefit costs of $123,992, (iv) decreased professional fees of $1,341,746, (v) a decrease in insurance costs of $24,366, (vi) decreased travel and entertainment costs of $147,355, (vii) an increase in miscellaneous costs of $25,325, (viii) a decrease in rent expense of $2,925, and (ix) an increase in other net non-operating income and expense of $40,709.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2011	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$7,015	$ -	$-	$7,015
Cost of sales	$ -	$ -	$30,760	$ -	$ -	$30,760
Gross profit	$ -	$ -	($23,745)	$ -	$ -	($23,745)
Operating expenses	$241,549	$-	$18,310	$ -	$-	$259,859
Depreciation and amortization	$10,331	$ -	$ -	$ -	$ 85,047	$95,378
Other income (expense)	($19,456)	($935)	$ -	($38)	($451)	($20,880)
Net income (loss)	$(271,336)	($935)	($42,055)	($38)	($85,498)	($399,862)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$21,647	$ -	$-	$21,647
Cost of sales	$ -	$ -	$218	$ -	$ -	$218
Gross profit	$ -	$ -	$21,429	$ -	$ -	$21,429
Operating expenses	$538,399	$5,094	$28,653	$ -	$59,500	$631,646
Depreciation and amortization	$3,476	$ -	$ -	$ -	$ -	$3,476
Other income (expense)	$-	$ -	$ -	$ -	$ -	$-
Net income (loss)	$(541,875)	($5,094)	($7,224)	$ -	($59,500)	($613,693)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

Net Revenues.  Net revenues were $7,015 for the three month period ended September 30, 2011, compared to $21,647 for the comparable period in 2010, or a decrease of $14,632. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the three months ended September 30, 2011 was $30,760 (439% of net revenue), compared to $218 (1% of net revenue) during the same period in 2010, an increase of $30,542. The increased costs are the result of additional costs involved in the production of the samples.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the three months ended September 30, 2011, decreased $278,947 (44%) to $355,237 for 2011 as compared to $634,184 for the same period in 2010. The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month period ended September 30.

	Three Months Ended September 30,
	2011	2010	$ Change	% Change

Wage and wage related costs	$ 63,406	$ 103,423	$ (40,017)	(38.7)
Professional fees	142,403	331,488	(189,085)	(57.0)
Insurance costs	7,655	13,021	(5,366)	(41.2)
Rent - building and equipment	5,108	9,354	(4,246)	(45.4)
Travel and related	2,380	51,740	(49,360)	(95.4)
Miscellaneous expenses	38,907	481	38,426	7,988.8
Depreciation and amortization	95,378	3,476	91,902	2,643.9
Stock based compensation	-	121,201	(121,201)	100.0
Total	$ 355,237	$ 634,184	$ (278,947)	(44.0)

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $40,017 (38.7%), due to a reduction in wages and reduced taxes as the CFO was no longer with the Company.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the three months ended September 30, 2011 versus the same period last year by $189,085 (57.0%) due to: a decrease in the issuance of stock for services rendered during the quarter and a decrease in the accrued stock liability and a decrease in legal fees.

Insurance costs in the three months ended September 30, 2011, were $7,655 compared to $13,021 for the same period in 2010, a decrease of $5,366 (41.2%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring.

Rent decreased by $4,246 (45.4%) to $5,108 in the three months ended September 30, 2011, as compared to $9,354 for the same period in 2010, due to the Company’s allocation of rent relating to their sperm bank operations.

Travel expense for the three months ended September 30, 2011 of $2,380 compared to the same period for 2010 of $51,740, or a decrease of $49,360 (95.4%).

Miscellaneous expense increased by $38,426 (7988.8%) to $38,907 for the three months ended September 30, 2011, as compared to $481 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the three months ended September 30, 2011of $95,378 compared to the same period for 2010 of $3,476 increased as a result of the amortization of the license and the patents.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the three months ended September 30, 2011and 2010, the Company recognized $0 and $121,201 in stock-based compensation expense for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the three months ended September 30, 2011 was $20,880 compared to other expense of $0 for the same period last year. The increase in other expense from 2010 of $20,880 is the result of the interest on the related party debt being calculated at 3% commencing January 1, 2011.

Net Loss and Net Loss per Share.  Net loss for the three months ended September 30, 2011 was $399,862, compared to $613,693 for the same period in 2010, for a decreased net loss of $303,626 (50%). Net loss per share for the three months ended September 30, 2011 was $0.06 compared to $0.13 in the same period for 2010, based on the weighted average shares outstanding of 6,779,034 and 4,897,734, respectively. The decreased net loss for the three months ended September 30, 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $14,632, (ii) increased cost of sales of $30,542, (iii) decreased salary and benefit costs of $40,017, (iv) decreased professional fees of $189,085, (v) a decrease in insurance costs of $5,366, (vi) decreased travel and entertainment costs of $49,360, (vii) an increase in miscellaneous costs of $38,426, (viii) a decrease in rent expense of $4,246, and (ix) an increase in other net non-operating income and expense of $20,880.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30
Category	2011	2010

Net cash provided (used) in operating activities	$ (140,579)	$ (447,976)
Net cash provided (used) in investing activities	(9,560)	(156,346)
Net cash provided by financing activities	150,126	507,424

Net increase (decrease) in cash	$ (13)	$ (96,898)

Net Cash Used in Operations

Net cash used in operating activities for the nine months ended September 30, 2011, was $140,579, compared with net cash used in operating activities of $447,976 during the same period for 2010, or a decrease in the use of cash for operating activities of $307,397 (69%). The decrease in the use of cash is due to: (i) lower net income (loss) of $973,532 offset by an increase in accounts receivable of $3,903 and an increase in accounts payable of $395,351.

Net Cash Used in Investing Activities

In 2011 and 2010, the only investing activities were the increase in costs associated with filing patents of $9,560 and $156,346, respectively.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $150,126 for the nine months ended September 30, 2011 compared with $507,424 for the same period in 2010, or a decrease of $357,298 (71%). Of the 2011 and 2010 proceeds from financing activities, 100% was from the issuance of new debt to related parties from cash infused into the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the nine months ended September 30, 2011 by $13, compared to a decrease in cash and cash equivalents during the same period in 2010 of $96,898. As outlined above, the decrease in cash and cash equivalents for the current fiscal period was the result of; (i) cash used in operating activities of $140,579, (ii) cash used for the net increase in patent costs of $9,560, and (iii) a decrease in cash by $150,126 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	September 30, 2011	December 31, 2010

Cash and cash equivalents	$ 5	$ 18

Current assets	202,343	202,696
Current liabilities	6,935,989	7,095,011
Working capital (deficit)	$ (6,733,646)	$ (6,892,315)

At September 30, 2011, we had a working capital deficit of $6,733,646, compared with a working capital deficit at December 31, 2010 of $6,892,315, a decrease in working capital deficit of $158,669 (3%). As of September 30, 2011, the Company had cash and cash equivalents of $13 as compared to $18 on December 31, 2010. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Our cash and cash equivalents during the nine months ended September 30, 2011 decreased by $13 and is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception.  Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we have supplemented, and expect to continue to supplement, our future working capital needs through the extension of trade payables, ongoing noninterest bearing loans from our chief executive officer, additional deferral of salaries for executive officers, employees and consultants. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of September 30, 2011 and December 31, 2010.

Financial Condition, Going Concern Uncertainties and Events of Default

During the nine-month period ended September 30, 2011, Proteonomixs’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $3,332,942 including accrued salaries due to our management of $1,550,000. Also, our Chief Executive Officer’s net outstanding loan was $713,888.

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

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Except as disclosed in Note 2 of our 2010 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the nine month period ended September 30, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at September 30, 2011.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

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

During September, 2011, Pearl Cohen Zedek Latzer LLP, former patent attorneys for the Company, filed suit against the Company to collect past due legal fees in the amount of $168,812.10.  The Company has filed to dismiss the suit for failure to properly serve the Complaint. The Company intends to vigorously defend this suit to which the Company believes it has meritorious defenses and counterclaims.  In the event that the Company fails to prevail in this litigation an adverse decision would materially and adversely affect the Company.

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

As of September 30, 2011, we had a working capital deficit of approximately $6,733,646. During the nine months ended September 30, 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $713,888, and accrued salaries due our executive officers in the amount of $1,550,000. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference	Filed Herewith
Exhibit No. 10.57	Exhibit Description Agreement with Gilford Securities, Inc.	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for the period ended September 30, 2011 (Unaudited) and December 31, 2010 (ii) the Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2011 and September 30, 2010,  (iii) the Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2011 and September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

Date: November 14, 2011