Form 10-K
period 2011-12-31
PROTEONOMIX, INC.
filed 2012-03-30
CIK 1469559

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

 X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

Commission File No. 000-53750

PROTEONOMIX, INC.

 (Exact Name of Registrant As Specified In Its Charter)

Delaware	13-3842844
(State Or Other Jurisdiction OfIncorporation Or Organization)	(I.R.S. Employer Identification No.)

145 Highview Terrace, Hawthorne, NJ 07506

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 949-4193

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___ No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ___ No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes __ No  X

The aggregate market value of the voting common equity held by non-affiliates based upon the average of bid and asked prices for the Common Stock on December 30, 2011, the last business day of the registrant’s most recently completed fiscal year as quoted on the OTC Bulletin Board was approximately $2,725,981.13.

The number of shares outstanding of the registrant’s common stock, as of March 21, 2012, was 7,885,556.

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

PROTEONOMIX, INC.

TABLE OF CONTENTS

PART I ………………………………………………………….……………………………………..4

ITEM 1.

BUSINESS

4

ITEM 1A.

RISK FACTORS

14

ITEM 1B.

UNRESOLVED STAFF COMMENTS

21

ITEM 2.

PROPERTIES

21

ITEM 3.

LEGAL PROCEEDINGS

21

PART II ……………………………………………………………………………………………..21

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

EQUITY SECURITIES

21

ITEM 6.

SELECTED FINANCIAL DATA

22

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULT OF OPERATIONS

23

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

40

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

40

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURES

41

ITEM 9A(T).

CONTROLS AND PROCEDURES

41

ITEM 9B.

OTHER INFORMATION

42

PART III ……………………………………………………………………………………………42

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE

GOVERNANCE

42

ITEM 11.

EXECUTIVE COMPENSATION

45

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER

MATTERS

50

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

52

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

53

PART IV ……………………………………………………………………………………………54

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

54

SIGNATURES

56

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

CONSOLIDATED BALANCE SHEETS

F-3

CONSOLIDATED STATEMENTS OF OPERATIONS

F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS

F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F-7

PART I

ITEM 1.     BUSINESS

General Business Overview

We are a biotechnology company engaged in the discovery and development of  cell therapeutics, tissue banking services and cosmeceutical products. Our technologies are embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of  cells, a growth platform for  cells, , a device to eliminate malformed  cells via filtration. We have developed products utilizing our intellectual property including but not limited to an anti-aging cosmeceutical based on our NC138 protein matrix UMK 121 and the StromaCel™ cardiac treatment.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products and technologies. We have further developed an innovative business model for early commercialization and expedited FDA trials for our products and services through an international network of laboratories.

Company Overview

Cosmeceuticals – We have developed a range of anti-aging and wound care products, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology

Business Model – We are seeking to establish an international network of laboratories through which we intend to reach market early for treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment.

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow  cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. THOR hasnegotiated an agreement  with the University of Miami on the implementation of a human clinical trial.

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

Proteoderm, Inc.

We have developed cosmeceutical products based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology which we have assigned to our subsidiary, Proteoderm. “Cosmeceutical" is a word blended from “cosmetic" and “pharmaceutical" and is defined as a cosmetic with active pharmaceutical ingredients. Proteoderm introduced our cosmeceutical at the Anti-Aging Conference sponsored by the American Academy of Anti-Aging Medicine held in National Harbor, Maryland in August, 2008 by manning a kiosk and providing samples of our cosmeceutical kits to participants, primarily physicians and industry leaders.

Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, exfoliant and under eye cream under the brand name “Matrix NC-138."

We anticipate that the cosmeceutical kits will be ready for shipment to customers as soon as the production process is complete, estimated, in the fourth quarter 2012.

Proteoderm designs, produces and synthesizes proteins, and polypeptides (chains of linked amino acids which when folded in a particular three-dimensional configuration, become protein) secreted by stem cells and incorporate them into uniquely formulated personal care products. Its business concept is to develop and commercialize products based upon sophisticated, high performance biomaterials exclusively for use in the cosmetics and personal care markets. Our marketing and promotional efforts will feature the anti-aging and anti-wrinkle properties of our products formulated with NC-138. We believe that cosmeceuticals containing our Matrix NC 138 can be topically applied to consumers’ skin and can be taken up into the outer skin layers to enhance the natural formation of collagen.

In vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Volunteers were asked to apply the cream twice daily for six weeks on the crow feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self assessment on the product given by panelists through a questionnaire.

On the basis of in vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of  and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.

The Personal Care Products Council (“PCPC"), formerly known as the “Cosmetic, Toiletry and Fragrance Association,” is a leading national trade association for the cosmetic and personal care products industry. It is a trusted source of information for and about the industry and a vocal advocate for consumer safety and continued access to new, innovative products. The PCPC has adopted a Consumer Commitment Code to formalize many existing product safety practices and to demonstrate its members’ commitment to safety. The PCPC does not regulate but provides information on national and international regulation. We have applied to the PCPC. We presently adhere to the Personal Care Products Council Consumer Commitment Code, including filing timely reports with the FDA regarding manufacturing and ingredient usage, and will continue to do so after our membership application is accepted. However there is no penalty for failure to follow the code.

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

The Cosmetic Ingredient Review (“CIR") Expert Panel is an independent, nonprofit panel of scientists and physicians established in 1976 to assess the safety of ingredients used in cosmetics in the U.S. with the support of the U.S. Food and Drug Administration and the Consumer Federation of America in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. The CIR is now an independent organization, the mission of which is to review and assess the safety of ingredients used in cosmetics in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. Although funded by the PCPC, CIR and the review process are independent from the Council and the cosmetics industry. General policy and direction are given by a six member Steering Committee chaired by the President and CEO of the PCPC, with a dermatologist representing the American Academy of Dermatology, a toxicologist representing the Society of Toxicology, a consumer representative representing the Consumer Federation of America, an industry scientist (the current chair of the PCPC CIR Committee), and the PCPC Executive Vice President for Science

We filed an application to the CIR for our proprietary Matrix NC-138 and it was recently approved. All other ingredients are on the approved list. These ingredients include water, a sun block, oils, thickening agents, moisturizers and fragrances. The approved list of cosmetic ingredients may be found at http://www.cir-safety.org/staff_files/pdf4.pdf.

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

The Panel may make one of four basic decisions regarding an ingredient:

•

Safe ingredients . Ingredients safe in the practices of use (product categories) and concentrations of use for each product category as documented in the safety assessment.

•

Unsafe ingredients  These are ingredients with specific adverse effects that make them unsuitable for use in cosmetics.

•

Safe ingredients, with qualifications.  The Panel may reach the conclusion that an ingredient can be used safely, but only under certain conditions. Qualifications frequently relate to maximum concentration, but may also address rinse-off versus leave-on uses and other restrictions.

•

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

Although we believe that the results of our preliminary in vitro and in vivo studies are determinative of the efficacy of our cosmeceutical, we plan to perform a more formal and more extensive study for marketing purpose.  The multi-center efficacy study is on a larger scale than previous tests we have conducted of the effects of the Proteoderm skin care line on aged skin, particularly wrinkles. The study is designed as a split-face study (i.e. one half the face using our cosmeceutical and the other the creams or lotions presently used by the participants in the study), conducted over the course of a twelve-week period for 150 patients. We anticipate that the study will commence during 2012 as we anticipate having a sufficient number of cosmeceutical kits and other materials for the test. We plan to ship our kits to customers prior to the completion of the study.

The study participants will be photographed immediately prior to commencement of the study, and every two weeks thereafter. Study Materials are expected to total 30-40 pages, including, but not limited to:

•

patient and Investigator questionnaires;

•

patient consents (subject to approval of the Company’s counsel);

•

instructions to patients and to investigators;

•

written agreements of the Investigators to participate in the Study;

•

study protocol (design of the Study);

•

patient logs;

•

patient assessment forms; and

•

other materials deemed by Dr. Khan to be necessary or advisable.

•

Raw materials will be manufactured by the University of Miami.

Competition

While we are unaware of any companies that have cosmeceutical technologies similar to the ones we have developed, there are a substantial number of companies are offering anti-aging cosmetics. Many physicians offer Botox and laser therapies. None of them includes a protein such as our patent pending protein, NC-138, which occurs in women during pregnancy. Pending the outcome of further testing of our cosmeceutical, we are not claiming that our cosmeceutical has more advantageous anti-aging properties than other products. Many companies claim to offer “stem-cell related” products but none that we are aware of have obtained CIR INCI name as a new compound.

University of Miami has entered into an exclusive agreement with us to manufacture Matrix NC-138TM as a product for our subsidiary Proteoderm. University of Miami manufactures the material in a good manufacturing facility (cGMP). The agreement with University of Miami has expired and we are negotiating an extension. In the absence of successful negotiation, we will have to seek another supplier; and there is no assurance that we can find one.

Thor Biopharma, Inc.

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

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  The Company expects this trial to commence in February, 2012.  The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

StromaCel, Inc.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the company does not believe that it will persue the development of its Cord Blood Banking Model.

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

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2012.

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

On June 16, 2011, the Company announced that it had engaged the services of Bedminster Financial Group, Ltd. to provide investment banking services for the Company with a view to finding joint venture partners and/or strategic investments into one or more of its subsidiaries in order to advance the scientific and commercial development of the subsidiaries and the technologies possessed by the subsidiaries.

On September 6, 2011, the Company announced that Michael Cohen, Chief Executive Officer of Proteonomix and Ian McNiece, the Company’s Chief Scientific Officer had met with the team at Gilford Securities, the Company’s Investment Banker at that time, and Aegis Capital.  Mr. Cohen and Dr. McNiece updated them on the development of the Company’s technology and the Company’s technical position in several different areas of research and development.

On October 17, 2011, the Company announced that it has decided to examine the possibility of licensing its stem cell diabetes related technology to another company in light of continued progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease.

On October 19, 2011, the Company announced that it intends to move forward with the testing of its StromaCel technology through its PRTMI subsidiary or its affiliates.  The Company decided to examine the possibility of testing its cardiac stem cell treatment offshore in light of the progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease, in the United States.

On November 11, 2011, the Company announced that that the Cosmetic Ingredients Review Board (“CIR”) had approved and assigned an INCI nomenclature to its innovative Matrix NC-138 Cosmeceutical product, a necessary final step prior to manufacturing and commercialization of cosmetic products in the United States.

On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct a FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Company’s UMK-121 Biopharmaceutical Stem Cell Technology which is a proprietary technology based upon existing FDA approved drugs.  The Company sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Company is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the University in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University.

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million.

Pursuant to the Certificate of Designation to create the Series E Convertible Preferred Stock, the Preferred Shares may be converted at any time at the option of the Purchasers into shares of the Company’s common stock at a conversion price of $4.25 per share (the “Conversion Price”). On each of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) if the registration statement required to be filed by the Company pursuant to the Registration Rights Agreement is not declared effective on or before September 8, 2012 or if a Registration Statement does not register for resale by the Purchasers all of the Conversion Shares issuable hereunder, the date that all Conversion Shares issuable pursuant to the Preferred Shares may be resold by the Holder pursuant to Rule 144 without volume or manner restrictions (each such date, the “Trigger Date”), the Conversion Price shall be reduced to the lesser of (w) the then Conversion Price, as adjusted and taking into consideration any prior resets, (x) 85% of the volume average weighted price (“VWAP”) for the 5 trading days immediately following each such Trigger Date, as calculated pursuant to the AQR function on Bloomberg, L.P., (y) 85% of the average of the VWAP’s for each of the 5 trading days immediately following the Trigger Date, and (z) 85% of the closing bid price on the last trading day of the 5 trading days immediately following each such Trigger Date, which shall thereafter be the new Conversion Price. The adjusted Conversion Price shall not be lower than $1.00

Pursuant to the terms of the SPA, each Purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Conversion Shares underlying the Preferred Shares issued to such Purchaser pursuant to the SPA. The Series A Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Series B Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise of one year and two weeks. The Series C Warrants have an exercise price of $4.25 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term equal to five years.

On March 5, 2012, in connection with the closing of the private placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is required to file a Registration Statement within 7 days following the filing date of the Company’s Form 10-K for the year ended December 31, 2011, but in no event later than April 16, 2012. The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”), the Company has agreed (a) to pay to Rodman the placement agent fee equal to 7% of the aggregate gross proceeds raised in the private placement, (b) to issue to Rodman warrants to purchase 62,670 shares of the Company’s common stock, and (c) to reimburse Rodman for certain expenses.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking.  In 2012 we anticipate the beginning of sales in the last quarter for our Proteoderm products.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $6,281,334 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company has renewed the agreement on a month to month basis. The Company believes that such office space will be sufficient for its needs for the next 12 months, although the lease does not contain a renewal option.  The Company’s principal offices are located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (973) 949-4193.

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

Risks Related to Our Company and Our Operations

There is limited information available to evaluate the Company’s business since it has a limited operating history, has generated little revenues to date, and has suffered losses.

The Company’s financial results will depend in large part on commercial acceptance of its anti-aging cosmeceutical with our  Matrix NC 138™ system, for which patent applications have been filed, and the development of therapies to treat diabetes and cardiac disease.  The Company’s competitors are large and well capitalized; and we face significant competition. A failure to comply with regulatory requirements or to receive regulatory clearance or approval for our products or operations in the United States or abroad would adversely affect the Company’s revenues and potential for future growth. Future success will depend partly on our ability to operate without infringing upon or misappropriating the proprietary rights of others, and on its ability to license intellectual property from third parties for certain tests and therapeutic applications needed for our business.

We have a severe working capital deficit and, in addition to proceeds from financings, we continue to have outstanding loans from our chief executive officer and accrued salaries due to our executive officers and employees in order to indirectly fund operations.

As of December 31, 2011, we had a working capital deficit of approximately $6,808,334. During the year ended December 31, 2011, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our senior officer’s of approximately $828,956, and accrued salaries due our executive officers in the amount of $1,612,500. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

Our business plan and technologies are unproven. We have generated minimal revenues from our operation, and incurred substantial operating losses since our inception.  We have very limited cash resources and we are reliant on external sources of financing to fund our operations, including our ongoing product development.

As of December 31, 2011 Proteonomix’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.

As of December 31, 2011, we had a cash balance of $13. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from one or more equity or debt financings or from bank borrowing.  We are currently spending or incurring expenses of approximately $175,000 per month on operations and the continued research and development of our products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. This assumes that we are able to continue to defer the amounts due to our executives for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance.

During Fiscal 2011, our total stockholders’ deficit increased by $255,746to $3,697,596, and our consolidated net loss was $1,383,846 for the year ended December 31, 2011. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Proteonomix’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

We have generated limited revenue from the sperm bank division.  We anticipate launching of our Proteoderm products during fourth quarter of 2012; however, there can be no assurance we will be successful in such launch or that we will generate revenue from our products.

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

As part of our growth strategy, we have and may in the future acquire or enter into joint venture arrangements with, or form strategic alliances with complementary businesses. Any such acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions.  These risks may include:

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

Dependence on Current Management

The Company’s performance is substantially dependent on the performance of our executive officers and particularly, our sole full-time employee, Michael Cohen, and on our ability to retain and motivate Company personnel, especially our management and development teams. The Company’s future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel may be intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. For continued research and development we must rely on key scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace. The inability to attract and retain the necessary technical and managerial personnel would have a material adverse effect on the Company’s business, operating results or financial condition.

We may not successfully manage our growth.

We will need to expand and effectively manage our operations and facilities in order to advance our therapeutics development programs, achieve milestones under our collaboration agreements, facilitate additional collaborations and pursue other development and diagnostic activities. It is possible that our human resources and infrastructure may be inadequate to support our future growth. In addition, we may have to develop sales, marketing and distribution capabilities if we decide to market our therapies without partnering with third parties. We may not be able to manage the expansion of our operations and, accordingly, may not achieve our research, development and commercialization goals.

We do not have “key person” life insurance policies for any of our employees, officers, directors or consultants.

We rely on Michael Cohen, our President, Chief Executive Officer, for business development.  In addition, we rely on members of our Scientific Advisory Board to assist us in formulating our research and development strategy. At present, we do not have key person life insurance on any of our officers, directors or consultants. Thus, in the event of the death or other loss of any of them, particularly Michael Cohen, we might lack the financial inducements to attract replacements.

Liability suits against us could result in expensive and time-consuming litigation and payment of substantial damages.

The banking, testing, production, marketing, sale and use of products based on our technology inherently involve the risk that product liability claims may be asserted against us. If a product liability claim asserted against us were successful, the Company could also be required to limit commercialization of our product candidates. Even if such lawsuits were ultimately unsuccessful, the Company would incur substantial legal expenses in defending against them.

If we fail to file patent applications, or fail to adequately protect or enforce our intellectual property rights, the value of our intellectual property rights would be diminished..

If we fail to file or develop a patent position on a timely basis, or if we are unable to obtain patent rights to products, treatment methods or manufacturing processes that we may develop or to which we may obtain licenses or other rights, we will be at a competitive disadvantage. Others may challenge, infringe or circumvent any technologies which we own or obtain a license for, and rights we receive under those patents. If any such challenges are successful, our patents, if granted, may not provide competitive advantages to us.

No patents have yet been granted to the Company.

Although the Company has been assigned the rights to a total of ten patent applications (as well as all related inventions, discoveries and intellectual property), no patents have been granted. The Company intends to vigorously pursue all pending patent applications, but no guarantee can be given as to when, if ever, patents may be granted. Further, the Assignment Agreement pursuant to which the rights to certain cosmeceutical technologies and patents pending were assigned to the Company, and subsequently to Proteoderm, contains clauses allowing reversion of all rights back to the Assignor upon the occurrence of certain events relating to change of control, bankruptcy or judgments.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property.

We have either entered into or, on a continuing basis, intend to enter into confidentiality and intellectual property assignment agreements employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. In addition to the patents for which we have applied, we also rely on trade secrets and proprietary know-how. However, these agreements may not be honored and may not effectively assign intellectual property rights to us, with adverse consequences to our present and future activities.

We run the risk that our technology may become obsolete or that we may lose any competitive advantage that we may develop.

The stem cell related cosmeceutical field is very competitive, fast moving and intense, and is expected to be increasingly so in the future. Other companies have developed stem cell related products that, if not similar in type to our products, are designed to address the same patient or subject population. Therefore, we can give no assurance that the products we develop or license from others will be the best, the safest, the first to market, or the most economical to make or use. If competitors’ products, whether therapeutic or cosmetic, are better than ours, for whatever reason, then we could make less money from sales, and our products risk becoming obsolete.

In some foreign jurisdictions, we must receive approval from the appropriate regulatory, pricing and reimbursement authorities before we can commercialize and market our therapeutics.

Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations vary among countries, and foreign regulatory authorities may require different or additional trials. We are unlikely to pursue registration of product candidates in foreign jurisdictions without a partner, and we have no negotiations underway presently to secure such a partner. Therefore, we can give no assurance that we will receive any approvals necessary to commercialize our product candidates for sale outside the United States.

Plans to commercialize our products internationally through collaborative relationships with foreign partners may not prove successful.

We do not presently have foreign regulatory, clinical or commercial relationships or partnerships. Future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.

Physicians and patients may not accept and use our products.

Physicians and patients may not accept and use the products. Acceptance and use of our future cosmeceuticals will depend upon a number of factors, including:

•

perceptions by members of the health care community, including physicians, about the safety and effectiveness of our cosmeceuticals;

•

cost-effectiveness of our cosmeceuticals;

•

availability of our products; and

•

success of our marketing and distribution efforts.

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

•

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

Our common stock is from time to time subject to the SEC’s “penny stock” rules.  These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-

dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that brokerdealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the liquidity for the market of our common stock.  Such rules may also affect the ability of brokerdealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

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

Our directors have limited liability under Delaware Law.

Our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty, except in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of law, for dividend payment or stock repurchases illegal under Delaware law, or for any transaction in which a director has derived an improper personal benefit.

We have never paid a cash dividend

We have not declared a cash dividend and we do not anticipate paying such dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to Registrant as Registrant is not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act.

ITEM 2.  PROPERTIES

The Company lease on approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, expired on April 30, 2011, for a monthly lease payment of $5,585. The Company had renewed the agreement on a month to month basis until January 31, 2012 at which date the lease expired..The Company’s principal offices are now located at 145 Highview Terrace, Hawthorne, NJ 07506 at the office of our director and Genenral Counsel, Roger Fidler. We have an oral lease for limited space of about 500 square feet for $500 per month. Our telephone number at such address is (973) 949-4193.  The Company is searching for a new lease in the North Jersey region.

ITEM 3.  LEGAL PROCEEDINGS

The Company has recently been sued by Wolf Axcelrad for $38,000. The Company intends to vigorously defned this action.  The Company has also been advised that John Hopkins University will seek to collect against National Stem Cell, Inc. on its $90,000 judgment.  The Company has also been threatened with litigation by Fred Grant on a contract balance.  The Company intends to vigorously defend this action if brought.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PROT.” The following table sets forth the high and low bid prices for each quarter during 2011 and 2010.

Fiscal Year Ended December 31, 2011:	High	Low
First Quarter	0.87	0.23
Second Quarter	0.63	0.15
Third Quarter	0.94	0.36
Fourth Quarter	0.82	0.29

Fiscal Year Ended December 31, 2010:
First Quarter	3.34	0.75
Second Quarter	5.40	2.20
Third Quarter	4.69	1.56
Fourth Quarter	2.00	0.31

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.  As of March 20, 2012, there were approximately 188 holders of record of our common stock.  This amount does not include beneficial owners of our common stock held in “street name.”  As of March 20, 2012 the closing bid price for our common stock was $4.27 per share.   Olde Monmouth Stock Transfer Co., Inc. of Atlantic Highlands, NJ is our stock transfer agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2011, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance.

                     Number of securities

                                                                    remaining available for

                                                               future issuance under equity

                                                  Number of Securities to be

                                      compensation plans

                                                     issued upon exercise of        Weighted-average exercise          (excluding securities

                       Plan Category

                                                       outstanding options          price of outstanding options           reflected in column)

Equity compensation plans approved by stockholders

                 0

   $0.00

      2,500,000

Equity compensation plans not approved by stockholders

---------------------------------------------------------------------------------------------

Total

 0

   $0.00

       2,500 000

---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------

None of the options issued in 2010 were subject to the Equity Compensation Plan.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for Proteonomix periods ending December 31, 2011, and 2010, are derived from the audited consolidated financial statements and related notes included in this report.   Historical results are not necessarily indicative of the results of operations for future periods.  The data set forth below is qualified in its entirety by and should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements set forth in full elsewhere in this report.

  Year Ended December 31

                                   2011                          2010

Statement of Earnings Data:

Revenue

           $     26,004

              $     83,321

Operating Loss

            (1,307,149)                  (3,450,071)

Net Loss

            (1,383,846)

                 (3,470,035)

Other Items (included in the above):

  Depreciation and Amortization

                377,057                        244,607

  Stock-based Compensation Expense  (1)

         -                           182,675

Per Share Data:

Basis and Diluted Loss Per Share

         $         (0.21)                $          (0.75)

Cash Flow Data:

Net cash provided (used) in operating activities

         $     (277,210)             $

     (565,334)

Net cash provided (used) in investing activities

                  (38,330)                      (215,265)

Net cash provided by financing activities

  315,535                        680,790

Balance Sheet Data:

Cash and Cash Equivalents

         $                 13             $                18

Total Assets

3,341,004                    3,652,161

Total Liabilities

7,038,600                    7,095,011

Stockholder’s Equity (Deficit)

                               (3,697,596)                 (3,442,850)

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

Our independent registered public accounting firm’s report on the consolidated financial statements included herein for the year ended December 31, 2011 and 2010 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

General Business Overview

We are a biotechnology company engaged in the discovery and development of cell therapeutics, tissue banking services and cosmeceutical products. Our technologies are embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of cells, a growth platform for cells, a device to eliminate malformed  cells via filtration. We have developed products utilizing our intellectual property including but not limited to an anti-aging cosmeceutical based on our NC138 protein matrix UMK 121 and the StromaCel™ cardiac treatment.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products and technologies. We have further developed an innovative business model for early commercialization and expedited FDA trials for our products and services through an international network of laboratories.

Company Overview

Cosmeceuticals – We have developed a range of anti-aging and wound care products, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology

Business Model – We are seeking to establish an international network of laboratories through which we intend to reach market early for treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment.

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. THOR has negotiated an agreement with the University of Miami on the implementation of a human clinical trial.

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

Proteoderm, Inc.

We have developed cosmeceutical products based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology which we have assigned to our subsidiary, Proteoderm. “Cosmeceutical" is a word blended from “cosmetic" and “pharmaceutical" and is defined as a cosmetic with active pharmaceutical ingredients. Proteoderm introduced our cosmeceutical at the Anti-Aging Conference sponsored by the American Academy of Anti-Aging Medicine held in National Harbor, Maryland in August, 2008 by manning a kiosk and providing samples of our cosmeceutical kits to participants, primarily physicians and industry leaders.

Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, exfoliant and under eye cream under the brand name “Matrix NC-138."

We anticipate that the cosmeceutical kits will be ready for shipment to customers as soon as the production process is complete, estimated, in the fourth quarter 2012.

Proteoderm designs, produces and synthesizes proteins, and polypeptides (chains of linked amino acids which when folded in a particular three-dimensional configuration, become protein) secreted by stem cells and incorporate them into uniquely formulated personal care products. Its business concept is to develop and commercialize products based upon sophisticated, high performance biomaterials exclusively for use in the cosmetics and personal care markets. Our marketing and promotional efforts will feature the anti-aging and anti-wrinkle properties of our products formulated with NC-138. We believe that cosmeceuticals containing our Matrix NC 138 can be topically applied to consumers’ skin and can be taken up into the outer skin layers to enhance the natural formation of collagen.

In vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Volunteers were asked to apply the cream twice daily for six weeks on the crow feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self assessment on the product given by panelists through a questionnaire.

On the basis of in vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of  and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.

The Personal Care Products Council (“PCPC"), formerly known as the “Cosmetic, Toiletry and Fragrance Association,” is a leading national trade association for the cosmetic and personal care products industry. It is a trusted source of information for and about the industry and a vocal advocate for consumer safety and continued access to new, innovative products. The PCPC has adopted a Consumer Commitment Code to formalize many existing product safety practices and to demonstrate its members’ commitment to safety. The PCPC does not regulate but provides information on national and international regulation. We have applied to the PCPC. We presently adhere to the Personal Care Products Council Consumer Commitment Code, including filing timely reports with the FDA regarding manufacturing and ingredient usage, and will continue to do so after our membership application is accepted. However there is no penalty for failure to follow the code.

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

The Cosmetic Ingredient Review (“CIR") Expert Panel is an independent, nonprofit panel of scientists and physicians established in 1976 to assess the safety of ingredients used in cosmetics in the U.S. with the support of the U.S. Food and Drug Administration and the Consumer Federation of America in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. The CIR is now an independent organization, the mission of which is to review and assess the safety of ingredients used in cosmetics in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. Although funded by the PCPC, CIR and the review process are independent from the Council and the cosmetics industry. General policy and direction are given by a six member Steering Committee chaired by the President and CEO of the PCPC, with a dermatologist representing the American Academy of Dermatology, a toxicologist representing the Society of Toxicology, a consumer representative representing the Consumer Federation of America, an industry scientist (the current chair of the PCPC CIR Committee), and the PCPC Executive Vice President for Science.

We filed an application to the CIR for our proprietary Matrix NC-138 and it was recently approved. All other ingredients are on the approved list. These ingredients include water, a sun block, oils, thickening agents, moisturizers and fragrances. The approved list of cosmetic ingredients may be found at http://www.cir-safety.org/staff_files/pdf4.pdf.

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

•

Safe ingredients. Ingredients safe in the practices of use (product categories) and concentrations of use for each product category as documented in the safety assessment.

•

Unsafe ingredients.  These are ingredients with specific adverse effects that make them unsuitable for use in cosmetics.

•

Safe ingredients, with qualifications.  The Panel may reach the conclusion that an ingredient can be used safely, but only under certain conditions. Qualifications frequently relate to maximum concentration, but may also address rinse-off versus leave-on uses and other restrictions.

•

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

Although we believe that the results of our preliminary in vitro and in vivo studies are determinative of the efficacy of our cosmeceutical, we plan to perform a more formal and more extensive study for marketing purpose.  The multi-center efficacy study is on a larger scale than previous tests we have conducted of the effects of the Proteoderm skin care line on aged skin, particularly wrinkles. The study is designed as a split-face study (i.e. one half the face using our cosmeceutical and the other the creams or lotions presently used by the participants in the study), conducted over the course of a twelve-week period for 150 patients. We anticipate that the study will commence during 2012 as we anticipate having a sufficient number of cosmeceutical kits and other materials for the test. We plan to ship our kits to customers prior to the completion of the study.

The study participants will be photographed immediately prior to commencement of the study, and every two weeks thereafter. Study Materials are expected to total 30-40 pages, including, but not limited to:

•

patient and Investigator questionnaires;

•

patient consents (subject to approval of the Company’s counsel);

•

instructions to patients and to investigators;

•

written agreements of the Investigators to participate in the Study;

•

study protocol (design of the Study);

•

patient logs;

•

patient assessment forms; and

•

other materials deemed by Dr. Khan to be necessary or advisable.

•

Raw materials will be manufactured by the University of Miami.

Competition

While we are unaware of any companies that have cosmeceutical technologies similar to the ones we have developed, there are a substantial number of companies are offering anti-aging cosmetics. Many physicians offer Botox and laser therapies. None of them includes a protein such as our patent pending protein, NC-138, which occurs in women during pregnancy. Pending the outcome of further testing of our cosmeceutical, we are not claiming that our cosmeceutical has more advantageous anti-aging properties than other products. Many companies claim to offer “stem-cell related” products but we believe that none have obtained CIR INCI name as a new compound.

University of Miami has entered into an exclusive agreement with us to manufacture Matrix NC-138TM as a product for our subsidiary Proteoderm. University of Miami manufactures the material in a good manufacturing facility (cGMP). The agreement with University of Miami has expired and we are negotiating an extension. In the absence of successful negotiation, we will have to seek another supplier; and there is no assurance that we can find one.

Thor Biopharma, Inc.

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

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  The Company expects this trial to commence in February, 2012.  The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

StromaCel, Inc.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the Company may not pursue its Cord Blood Banking Model.

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

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2012.

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

On June 16, 2011, the Company announced that it had engaged the services of Bedminster Financial Group, Ltd. to provide investment banking services for the Company with a view to finding joint venture partners and/or strategic investments into one or more of its subsidiaries in order to advance the scientific and commercial development of the subsidiaries and the technologies possessed by the subsidiaries.

On September 6, 2011, the Company announced that Michael Cohen, Chief Executive Officer of Proteonomix and Ian McNiece, the Company’s Chief Scientific Officer had met with the team at Gilford Securities, the Company’s Investment Banker at that time, and Aegis Capital.  Mr. Cohen and Dr. McNiece updated them on the development of the Company’s technology and the Company’s technical position in several different areas of research and development.

On October 17, 2011, the Company announced that it has decided to examine the possibility of licensing its stem cell diabetes related technology to another company in light of continued progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease.

On October 19, 2011, the Company announced that it intends to move forward with the testing of its StromaCel technology through its PRTMI subsidiary or its affiliates.  The Company decided to examine the possibility of testing its cardiac stem cell treatment offshore in light of the progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease, in the United States.

On November 11, 2011, the Company announced that that the Cosmetic Ingredients Review Board (“CIR”) had approved and assigned an INCI nomenclature to its innovative Matrix NC-138 Cosmeceutical product, a necessary final step prior to manufacturing and commercialization of cosmetic products in the United States.

On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct a FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Issuer’s UMK-121 Biopharmaceutical Stem Cell Technology which is a proprietary technology based upon existing FDA approved drugs.  The Company sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Company is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the Foundation in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking.  In 2012 we anticipate the beginning of sales in the last quarter for our Proteoderm products.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $6,281,334  that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. The Company believes that such office space will be sufficient for its needs until it leases new office space in the North New Jersey area..  The Company’s principal offices are thus now located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (973) 949-4195. The use of this space is at will and the Company pays $500 a month for the space amounting to approximately 500 square feet.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

Years Ended December 31

Category

   2011                          2010

Net cash (used) in operating activities

        $     (277,210)

       $        (565,334)

Net cash (used) in investing activities

 (38,330)                  (215,265)

Net cash provided by financing activities

 315,535                    680,790

   ----------------------      -----------------------

Net increase (decrease) in cash

       $                 (5)         $

    (99,809)

   ----------------------      -----------------------

   ----------------------      -----------------------

Net Cash Used in Operations

Net cash used in operating activities for the year ended December 31, 2011, was $277,210, compared with net cash used in operating activities of $565,334 during the same period for 2010, or a decrease in the use of cash for operating activities of $288,124 (51%). The decrease in the use of cash is due to: (i) lower net income (loss) of $2,086,189; (ii) offset by a decrease in stock-based compensation of $182,675; (iii) a decrease in the obligation to issue common shares for services of $1,712,063; (iv) an increase in depreciation and amortization expense of $132,450 and (v) a decrease in the change for accounts payable of $258,354.

Net Cash Used in Investing Activities

In 2011 and 2010, the only investing activities were the increase in costs associated with filing patents of $38,330 and $215,265, respectively.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $315,535 for year ended December 31, 2011, compared with $680,790 for the same period in 2010, or a decrease of $362,255 (54%). Of the 2011 and 2010 proceeds from financing activities, 100% from 2010 and $165,535 in 2011 was from the issuance of new debt to related parties from cash infused into the Company. In addition, the Company raised $150,000 in 2011 from proceeds from a convertible note. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to fund its operations, and pay amounts due to its creditors and employees. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents decreased during the years ended December 31, 2011 and 2010 by $5 and $99,809, respectively. As outlined above, the decrease in cash and cash equivalents for the current fiscal year was the result of; (i) cash used in operating activities of $277,210, (ii) cash used for the net increase in patent costs of $38,330, and (iii) an increase in cash by $315,535 from financing activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

Category

December 31, 2011             December 31, 2010

Cash and cash equivalents

                        $              13

                $             18

-----------------------

-----------------------

Current assets

               230,266                          202,696

Current liabilities

            7,038,600                       7,095,011

                 ----------------------                  ------------------------

Working capital (deficit)

    $     (6,808,334)

                $   (6,892,315)

   ----------------------                 -----------------------

   ----------------------                  -----------------------

At December 31, 2011, we had a working capital deficit of $6,808,334, compared with a working capital deficit at December 31, 2010 of $6,892,315, a decrease in working capital deficit of $83,981(2%). As of December 31, 2011, the Company had cash and cash equivalents of $13 as compared to $18 on December 31, 2010. The decrease in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million.

Pursuant to the Certificate of Designation to create the Series E Convertible Preferred Stock, the Preferred Shares may be converted at any time at the option of the Purchasers into shares of the Company’s common stock at a conversion price of $4.25 per share (the “Conversion Price”). On each of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) if the registration statement required to be filed by the Company pursuant to the Registration Rights Agreement is not declared effective on or before September 8, 2012 or if a Registration Statement does not register for resale by the Purchasers all of the Conversion Shares issuable hereunder, the date that all Conversion Shares issuable pursuant to the Preferred Shares may be resold by the Holder pursuant to Rule 144 without volume or manner restrictions (each such date, the “Trigger Date”), the Conversion Price shall be reduced to the lesser of (w) the then Conversion Price, as adjusted and taking into consideration any prior resets, (x) 85% of the volume average weighted price (“VWAP”) for the 5 trading days immediately following each such Trigger Date, as calculated pursuant to the AQR function on Bloomberg, L.P., (y) 85% of the average of the VWAP’s for each of the 5 trading days immediately following the Trigger Date, and (z) 85% of the closing bid price on the last trading day of the 5 trading days immediately following each such Trigger Date, which shall thereafter be the new Conversion Price. The adjusted Conversion Price shall not be lower than $1.00

Pursuant to the terms of the SPA, each Purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Conversion Shares underlying the Preferred Shares issued to such Purchaser pursuant to the SPA. The Series A Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Series B Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise of one year and two weeks. The Series C Warrants have an exercise price of $4.25 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term equal to five years.

On March 5, 2012, in connection with the closing of the private placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is required to file a Registration Statement within 7 days following the filing date of the Company’s Form 10-K for the year ended December 31, 2011, but in no event later than April 16, 2012. The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”), the Company has agreed (a) to pay to Rodman the placement agent fee equal to 7% of the aggregate gross proceeds raised in the private placement, (b) to issue to Rodman warrants to purchase 62,670 shares of the Company’s common stock, and (c) to reimburse Rodman for certain expenses.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of December 31, 2011 and 2010.

Financial Condition, Going Concern Uncertainties and Events of Default

During the year ended December 31, 2011, Proteonomix’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $3,355,605including accrued salaries due to our management of $1,612,500. Also, our Senior Officer’s net outstanding loans were $828,956.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2011 and 2010, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

FISCAL 2011 AS COMPARED WITH FISCAL 2010

2011	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$26,004	$ -	$-	$26,004
Cost of sales	$ -	$ -	($513)	$ -	$ -	($513)
Gross profit (loss)	$ -	$ -	$26,517	$ -	$ -	$26,517
Operating expenses	$897,685	$-	$58,978	$ -	$-	$956,663
Depreciation and amortization	$36,868	$ -	$ -	$ -	$ 340,189	$377,057
Other income (expense)	($70,993)	($3,710)	$ -	($150)	($1,790)	($76,643)
Net income (loss)	$(1,005,546)	($3,710)	($32,461)	($150)	($341,979)	($1,383,846)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$83,321	$ -	$ -	$83.321
Cost of sales	$ -	$ -	$15,850	$ -	$ -	$15,850
Gross profit	$ -	$ -	$67,471	$ -	$ -	$67,471
Operating expenses	$3,079,890	$23,282	$105,357	$5,000	$60,344	$3,273,873
Depreciation and amortization	$17,814	$ -	$ -	$ -	$ 226,793	$244,607
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($3,116,730)	($23,282)	($37,886)	($5,000)	($287,137)	($3,470,035)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

Net Revenues.  Net revenues were $26,004 for the year ended December 31, 2011, compared to $83,321 for the comparable period in 2010, or a decrease of $57,317. The decrease is due to a smaller demand for the sperm bank services. A majority of the revenue is driven by the storage of the samples versus the actual sale of the samples.

Cost of Sales.  Cost of sales for the year ended December 31, 2011 was ($513) ((2%) of net revenue), compared to $15,850 (19% of net revenue) during the same period in 2010, a decrease of $16,363.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the year ended December 31, 2011, decreased $2,184,759 (62%) to $1,333,721for 2011 as compared to $3,518,480 for the same period in 2010. The table below details the components of operating expense, as well as the dollar and percentage changes for the year ended December 31.

Years Ended December 31,

           2011                                    2010                                $ Change                    % Change

Wage and wage related costs

$         258,167                     $        391,682                  $        (133,515)                         (34.1)

Professional fees

           591,573                            2,137,365                         (1,545,792)                         (72.3)

Insurance costs

                             33,362                                 54,533                              (21,171)                         (38.8)

Rent – building and equipment

             12,551                                 29,227                              (16,676)                         (57.1)

Travel and related

             51,852                               191,464                            (139,612)                         (72.9)

Miscellaneous expenses

               9,105                               285,989                            (276,884)                         (96.8)

Depreciation and amortization                             377,057                               244,607                              132,450                            54.1

Stock based compensation                                              -                               182,675                            (182,675)                       (100.0)

                                                                        -----------------------            -----------------------            -----------------------             -------------------

Total

$      1,333,667                   $        3,517,542                $       (2,183,875)                        (62.1)

                                                                        -----------------------            -----------------------            -----------------------             -------------------

                                                                        -----------------------            -----------------------           ------------------------             -------------------

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $133,515 (34.1%), due to a reduction in wages and reduced taxes as the CFO was no longer with the Company.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the year ended December 31, 2011 versus the same period last year by $1,545,792 (72.3%) due to: a decrease in the issuance of stock for services rendered during the year and a decrease in the accrued stock liability and a decrease in legal fees.

Insurance costs in the year ended December 31, 2011, were $33,362 compared to $54,533 for the same period in 2010, a decrease of $21,171 (38.8%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring.

Rent decreased by $16,676 (57.1%) to $12,551 in the year ended December 31, 2011, as compared to $29,227 for the same period in 2010, due to the Company’s allocation of rent relating to their sperm bank operations.

Travel expense for the year ended December 31, 2011 of $51,852 compared to the same period for 2010 of $191,464, or a decrease of $139,612 (72.9%).

Miscellaneous expense decreased by $276,884 (96.8%) to $9,105 for the year ended December 31, 2011, as compared to $285,989 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the year ended December 31, 2011of $377,057 compared to the same period for 2010 of $244,607 increased as a result of the amortization of the license and the patents.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the year ended December 31, 2011the Company recognized no stock based compensation compared to $182,675 for the year ended December 31, 2010.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the year ended December 31, 2011 was $76,643 compared to other expense of $19,026 for the same period last year. The increase in other expense from 2010 of $57,617 is the result of the interest on the related party debt being calculated at 3% commencing January 1, 2011.

Net Loss and Net Loss per Share.  Net loss for the year ended December 31, 2011 was $1,450,763, compared to $3,470,035 for the same period in 2010, for a decreased net loss of $2,019,272 (59%). Net loss per share for the year ended December 31, 2011 was $0.21 compared to $0.75 in the same period for 2010, based on the weighted average shares outstanding of 6,545,182 and 4,629,862, respectively. The decreased net loss for the year ended December 31, 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $57,317, (ii) decreased cost of sales of $16,363, (iii) decreased salary and benefit costs of $133,515, (iv) decreased professional fees of $1,545,792, (v) a decrease in insurance costs of $21,171, (vi) decreased travel and entertainment costs of $139,612, (vii) a decrease in miscellaneous costs of $276,884, (viii) a decrease in rent expense of $16,676, and (ix) an increase in other net non-operating income and expense of $57,617.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See our Consolidated Financial Statements, which incorporates the supplementary data beginning on page F-3.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at December 31, 2011.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•

We intend to appoint additional members to our board of directors in 2012 and establish an audit committee.

•

We intend to hire additional staff in 2012 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP.

•

We intend to hire internal audit staff to consolidate and concentrate our efforts with the building of its six subsidiaries.

• We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Proteonomix, Inc (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended).

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective.

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

61

Director

Steven Byle

43

Director

Ian McNiece, PhD

54

Vice-President, Scientific

Development, Chief Scientific

Officer, Director

Jason Isaacs

40

Secretary

Michael Cohen, President, Chief Executive, Operating and Financial Officer, Treasurer, and Chairman of the Board.

Michael Cohen is the founder of our company and our predecessor company National Stem Cell Inc. He began his career as a paramedic for NYC EMS. He joined Americorp Securities as a Vice President in its mergers and acquisitions department in 1994. He was instrumental in launching a number of successful IPOs at Americorp Securities. He was recruited by Dafna Construction in 1995 as its CFO and played a principal role in its growth and subsequent purchase.  In 1997, Mr. Cohen joined Citigroup as a Vice President of Corporate Finance and managed a department in the risk management division of Salomon Smith Barney. Mr. Cohen serves as our Chairman of the Board and President as well as one of our Principal Investigators for most of our therapeutic developments.

Ian McNiece, Vice President, Scientific Development, Chief Scientific Officer and Director

Dr. McNiece,has served as Vice-President for Scientific Development and Chief Scientific Officer since November 11, 2009 and as a Director since December 7, 2010.   He received his PhD in 1986 from the University of Melbourne undertaking his thesis work in studies of blood cell development at the Peter MacCallum Cancer Institute in Melbourne, Australia. He moved to the United States in July, 1986 to the University of Virginia as a postdoctoral fellow. In August, 1997 he was employed by Amgen Inc, as a Research Scientist and then as a Laboratory Head. In September 1998, he left Amgen and moved to the University of Colorado as the Director of Research in the Bone Marrow Transplant Program. Subsequently, he joined JHU as a Professor of Oncology and Laboratory Director of the Graft Engineering Laboratory from January 2003 to May 2007. This laboratory is responsible for all processing of bone marrow, peripheral blood progenitor cell (PBPC) products and cord blood products for transplantation of cancer patients. He was actively involved in optimization of cellular grafts for patient treatment and the translation of basic research to clinical treatment. In July, 2007 he joined the Stem Cell Institute at University of Miami as Director of the Experimental and Clinical Cell-Based Therapies and is presently Professor of Medicine at University of Miami. Dr. McNiece on January 2, 2007 became a member of the Scientific Advisory Board and Chief Scientific Officer and on November 11, 2009 he also became Vice-President of Scientific Development.

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

Roger Fidler, Director.

Mr. Fidler has served as a director since January 2, 2010.  He also was the sole director, President, Chief Executive and Financial Officer of Global Agri-Med Technologies, Inc., a corporation that is publicly traded in the pink sheets, since inception in October 28, 1999. Mr. Fidler has been engaged in the private practice of law since 1983, specializing in corporate and securities law. Mr. Fidler has previously served on the Boards of Directors and as an officer of several other publicly held corporations, including Alfacell Corp., Diehl Graphsoft, Inc., D-Lanz Development Group, Inc., the Leonard Swindbourne Acquisition Corp., and numerous private companies. Mr. Fidler received a B.S. degree in Physics from Dickinson College, Carlisle, Pennsylvania in 1972; a Masters of Science degree from the University of Illinois at Champaign-Urbana, Illinois in 1974; and a Juris Doctor from the University of South Carolina in 1977 where he was a member of the Law Review. He is a member of the bars of New Jersey, New York and the District of Columbia and has practiced before the federal and state courts in New York and New Jersey as well as pro hac vice in cases before Federal District Courts in Kentucky and Florida. In addition he is a patent attorney authorized to practice before the United States Patent and Trademark Office. Mr. Fidler also performs legal services for us and entered in a contract with us to act as General Counsel for a period of three years commencing March 2, 2012.

Steven Byle, Director, Chief Technology Officer (CTO)

Steven Byle joined our board of directors on January 5, 2009. He recently became our Chief Technical Officer. . He has been, since 2007, CTO and Vice-President of Technology for Dockwise, B.V, an energy company, the securities of which trade on the Euronext Stock Exchange under the symbol DOCKE. From 2001 to 2008, he was Chief Executive Officer and Legal Counsel for Offshore Kinematics, Inc., a subsidiary of Dockwise which Mr. Byle founded and sold to Dockwise. In 2002, he founded what has become the Core Group International, an overseas manufacturer of custom, OEM, oilfield, and offshore elastomer systems. Since 2005, he has been a member of the board of directors of Ocean Dynamic China, an engineering subsidiary of Offshore Kinematics. In 2008, he co-founded Texas Auto Superstore, an online automotive sales company. Mr. Byle owned a technology and development consortium, the Novellent Group, founded in 1997, and was a co-founder of Internet Legal Resource Guide which provided online research for attorneys, beginning back in 1995. Mr. Byle earned his B.S. in Engineering from the University of Michigan in 1991, summa cum laude, and was an Angell Scholar, and received his J.D. from the University of Texas Law School magna cum laude in 1998. He also attended Beijing Polytechnic University and Richmond College, England.

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

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2011, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors, except that

ITEM 11.  EXECUTIVE COMPENSATION

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

Annual Cash Incentive Bonus

Due to the limited cash available to us, we currently do not have a bonus plan and, during 2011, we did not make any annual cash incentive award to our employees, including our named executive officers.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President, CFO and other named executive officers during each of the two fiscal years ended December 31, 2011:

Summary Compensation TableAnnual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total($)
Michael Cohen President, CEO, CFO (1)	2010	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500
	2011	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500

Ian McNiece Vice President (2)	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-

Steven Byle Chief Technical Officer, Director (3)	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Roger Fidler Director(4)	2010	$75,000	$-0-	$177,500	-0-	$ -0-	$-0-	$-0-	$252,500
	2011	$-0-	$-0-	$23,750	-0-	$ -0-	$-0-	$-0-	$23,750
Jason Isaacs	2011	$-0-	$-0-	$2,308	-0-	$-0-	$-0-	$-0-	$2,308
Secretary

Robert Kohn CFO(5)	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-

(1)  Mr. Cohen has accrued in 2010 and 2011 $250,000 in salary per year and $75,000 in bonuses per year as well an expense allowance for health care and vehicles of $40,000 each per year. No conversion or payment was made for the accrued but unpaid salary, bonus or expense allowance due him in 2010 and 2011. Mr. Cohen also recently received 130,000 shares of the Company’s Series D Preferred Stock as a bonus. The Preferred D Stock is convertible into the Company’s common stock at a ratio of 10 common shares for each share of Series D Preferred Stock converted.

(2)  Mr. McNiece also recently received 30,000 shares of the Company’s Series D Preferred Stock in exchange for as a bonus and in place of his right to receive 30,000 shares of the Company’s common stock. The Preferred D Stock is convertible into the Company’s common stock at a ratio of 10 common shares for each share of Series D Preferred Stock converted.

(3)  Steven Byle became our Secretary on December 29, 2009 and resigned that position on August 4, 2010. He receives no compensation for serving as such.  Mr. Byle also recently received 100,000 shares of the Company’s Series D Preferred Stock pursuant to his Employment Contract for serving the Company as Chief Technical Officer (CTO). The Preferred D Stock is convertible into the Company’s common stock at a ratio of 10 common shares for each share of Series D Preferred Stock converted. Mr. Byle has entered into a contract to serve in his position as CTO with escalating salary based upon raising stated amounts of financing.

(4) Mr. Fidler also recently received 70,000 shares of the Company’s Series D Preferred Stock as a signing bonus for agreeing to provide legal services to the Company for the next three years at a salary of $120,000 to $240,000 per year if and when the Company raises financing of at least three million dollars with the higher amount commencing when an additional 1.2 million dollars has been raised. The Preferred D Stock is convertible into the Company’s common stock at a ratio of 10 common shares for each share of Series D Preferred Stock converted.

(5)  Mr. Kohn became the Chief Financial Officer on July 1, 2009. His base annual salary is $150,000 which he has accrued in 2009. He was granted 250,000 shares of common stock as a signing bonus which were valued at their market price on the date of grant. The shares have not been issued to date and were subject to an oral agreement for a four month probationary period, which ended November 2, 2009. The Company was not obligated to issue shares until the probationary period had been met and the employee had not been terminated. Mr. Kohn resigned October 4, 2010. The Company negotiated a separation agreement with Mr. Kohn that resulted in recognizing the amount of accrued salary and benefits pursuant to Mr. Kohn’s agreement with the Company and the issuance of 156,000 shares of common stock.

Executive Compensation

In January 2005, we entered into an agreement with Michael Cohen, pursuant to which Mr. Cohen serves as President and Chief Executive Officer. Pursuant to the agreement, Mr. Cohen is entitled to receive a salary of $250,000 per annum, plus an annual bonus of no less than 30% of the base salary. The Board of Directors may increase the Basic Compensation based upon the performance of the company and Mr. Cohen.  Mr. Cohen’s minimum bonus of $75,000 per annum has not been paid and has accrued. As of December 31, 2009, Mr. Cohen has not earned a bonus except for the minimum bonus stipulated in his employment agreement. The agreement with Mr. Cohen was amended on December 21, 2009, to memorialize bonus milestones which had been orally agreed to. The amended agreement establishes bonus milestones as follows: positive cash flow for the Company as a whole (including subsidiaries) on a calendar quarter basis; the Company’s or its subsidiaries’ patents becoming effective; FDA approval of any of the Company’s technologies for Phase I, II and III; sales of cosmeceuticals by the Company’s subsidiary Proteoderm, and Proteoderm becoming a public company. Additional milestones may be adopted by the Board of Directors from time to time. The amendment covers period from January 4, 2008 to December 31, 2011.

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

Ian McNiece entered into a consulting agreement with us dated December 1, 2009 under which he will be paid a fee of $4,000 per month. Payment will be made at the end of each month. Until the Company has raised a total of $3 million in equity or convertible debt, Dr. McNiece's cash compensation will accrue. In addition, Dr. McNiece will receive an aggregate of 200,000 shares of our common stock issuable 50,000 Shares on the first and second anniversary of the commencement of the consulting agreement and 100,000 at its conclusion. The 100,000 shares earned through December 31, 2011 will be converted into 30,000 Series D Preferred Shares.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS STOCK AWARDS

Name (a)	Numberof SecuritiesUnderlyingUnexercisedoptions(#) (b)	Equity Incentive Plan Awards: Number ofSecuritiesUnderlying UnexercisedUnearnedOptions(#)(c)	EquityIncentivePlanAwards:Number of Securities Underlying Unexercised Unearned Options (#)(d)	OptionExercisePrice($)(e)	Option ExpirationDate($)(f)	Number of Shares orUnits of Stock that have not Vested(#)(g)	Market Value of Shares of Units of Stock thatHave not Vested ($)(h)	Equity Incentive Plan Awards: Number of Un- earned Shares, Units or Other Rights that have notVested(#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Michael Cohen(1)	1,000,000			$3.55	4/26/2015
Kenneth Steiner						350,000
Antonio Moura						38,500	77,000
Joel Pensley						180,000	360,000
Ian McNiece						100,000	250,000
Roger Fidler

(1)  The option on 1,000,000 shares granted to Michael Cohen is exempt from stock splits and other reorganizations that would negatively impact the option holder.

Stock Option and Grant Plans

The Company adopted the 2010 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “Plan”).  Under this Plan a committee of the Board has been appointed consisting of Steven Byle and Roger Fidler to approve issuances of options and grants.  No director shall serve as a member of the Committee unless he or she is a “disinterested person” within the meaning of such Rule 16b-3. It is the intent of the Company to register the Plan under the 1933 Securities Act (the “Act”) and to register grants made under the Plan under the Act..  The Plan allows the issuance of up to 2,500,000 shares or options exercisable into such shares.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 20, 2012, the beneficial ownership of our common stock by (i) any person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  As of March 20, 2012 there were 7,885,556 shares of our common stock issued and outstanding.

Name and Address

of Beneficial

Number of Shares

Percent of

Owner

Title of Class

Owned

Class Owned

Michael Cohen

Common

960,460 shares

   12.2%

President, Chief Executive

Officer and Chairman of

the Board of Directors

145 Highview Terrace

Hawthorne, NJ 07506

Michael Cohen

Series A1

200,000 shares

100.0%

Preferred Stock (3)

Michael Cohen

Series B

6 shares

100.0%

Preferred Stock (4)

Michael Cohen

Series C

25,000 shares

                     50.0%

Preferred Stock (5)

Michael Cohen

Series D

130,000 shares

38.2%

Preferred Stock (6)

JSM Family Trust

Series C

25,000 shares

50.0%

145 Highview Terrace

Preferred Stock (5)

Hawthorne, NJ 07506

Roger Fidler

Common Stock

35,000 shares

0.4%

Director and General Counsel

145 Highview Terrace

Hawthorne, NJ 07506

Roger Fidler

Series D

70,000 shares

      20.6%

Preferred Stock (6)

Steven Byle

Common Stock

265,005 shares

3.4%

Secretary and Director

145 Highview Terrace

Hawthorne, NJ 07506

Steven Byle

Series D

100,000 shares

29.4%

Preferred Stock (6)

Ian McNiece, PhD

Common Stock

85,600 shares

1.1%

Vice President, Scientific Development

821 Majorca Avenue,

Coral Gables Florida 33134.

Ian McNiece, PhD

Series D

30,000 shares

      8.8%

Preferred Stock (6)

Jason Isaacs

Series D

3,000 shares

      .9%

Preferred Stock (6)

Total Directors and Officers

1,346,065 shares

17.1%

and 5% stockholders

Directors and Officers

1,346,065 shares

17.1%

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

(3)  The Series A1 Preferred Stock is convertible into 2,000,000 shares of common stock but no shares have been converted. Mr. Cohen also owns options convertible into 1,000,000 shares of the Company’s Common Stock, These options are exercisable at $3.55 per share.  Neither have been included in the totals.

(4)  The Series B Preferred Stock elects six directors. It is not convertible into common stock. It has not been included in the totals.

(5)  Each share of the Series C Preferred Stock have 50 votes for each share of common stock and converts into common stock at a ratio of 100 shares of common stock for each share of Series C Preferred Stock converted.. It has not been included in the totals.

(6) The Series D Preferred Stock is convertible into common stock at a rate of 10 to 1. These shares were accrued for in 2011 and issued in 2012.

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

As of December 31, 2011, we owed Michael Cohen, President, approximately $1,425,000 representing unpaid salary. In addition, in 2011, Mr. Cohen lent the Company a total of approximately $153,672, and Mr. Cohen converted $350,000 of his loans into shares of common stock, bringing his total loans outstanding to $729,297.

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

During 2011, Steven Byle converted $100,000 of debt owed to him into 178,572 shares of the common stock.

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

The Audit Committee of the Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2011 and 2010.

For the fiscal years ended December 31, 2011 and 2010, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type

        2011

2010

Audit Fees (1)

$      56,250

      $    45,000

Audit Related Fees (2)

 -                                  -

Tax Fees (3)

 -                                  -

All Other Fees (4)

 -

    -

----------------

------------------

Total

$      56,250                  $      45,000

----------------            -------------------

----------------           --------------------

(1) Represents fees for profession services rendered in connection with the audit of the annual financial statements, and review of the quarterly statements for each fiscal year.

(2) Represents fees for professional services that principally include due diligence in connection with acquisitions or dispositions, accounting consultations, and assistance with internal control documentation and information systems audits.  The assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements, such as SEC filings.

(3) Represents fees for tax compliance services.

(4) Represents fees for professional services other than those described above.  No other such services for Fiscal 2010 and 2009 were approved nor rendered pursuant to the de minimis exception provided in Rule 2-01 (7) (i) (C) of Regulation S-X.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial statements

The financial statements of the Company for the fiscal years covered by this Annual Report are located on page F-3 of this Annual Report.

(a) The following financial statements and those financial statement schedules required by Part IV, Item 15 hereof are filed as part of this report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets as of December 31, 2011 and 2010,

Consolidated Statements of Operations and for the years ended December 31, 2011 and 2010,

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010,

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010,

Notes to Consolidated Financial Statements.

                                                                          54

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

*

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010 (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010,  (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Cohen Michael Cohen	President, Chief Executive Officer, Chief Financial Officer and Secretary, Director (Principal Executive Officer)	March 30, 2012
/s/ Steven Byle Steven Byle	Director	March 30, 2012
/s/ Ian McNiece Ian McNiece	Director	March 30, 2012
/s/ Roger Fidler Roger Fidler	Director	March 30, 2012

PROTEONOMIX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ……………..

Consolidated Balance Sheets ……………………………………………..

Consolidated Statements of Operations ………………………………..

Consolidated Statement of Stockholders’ Equity (Deficit) …………….

Consolidated Statement of Cash Flows ………………………………..

Notes to Consolidated Financial Statements …………………………..

F-7 to F-26

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Proteonomix, Inc.

Mountainside, NJ

We have audited the accompanying consolidated balance sheets of Proteonomix, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proteonomix, Inc. as of December 31, 2011 and 2010, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

March 28, 2012

F-2

PROTEONOMIX, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$ 13	$ 18
Accounts receivable, net	20,763	15,379
Inventory	191,490	187,299
Prepaid expenses	18,000	-

Total Current Assets	230,266	202,696

Fixed assets, net of depreciation	22,779	31,928

Other Assets:
Intangible assets, net of amortization	253,050	242,439
Intellectual Property License, net of amortization	2,834,909	3,175,098

Total Other Assets	3,087,959	3,417,537

TOTAL ASSETS	$ 3,341,004	$ 3,652,161

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,104,000	$ 1,144,000
Obligation to issue Series D Preferred stock	201,539	-
Current portion of notes payable - related parties	828,956	1,098,421
Current portion of notes payable	-	-
Current portion of convertible note	1,548,500	1,900,000
Accounts payable and accrued expenses	3,355,605	2,952,590

Total Current Liabilities	7,038,600	7,095,011

Total Liabilities	7,038,600	7,095,011

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 7,685,556 and 5,161,984 shares issued and outstanding	7,686	5,162
Additional paid-in capital	17,046,337	15,919,761
Retained earnings (deficit)	(20,751,869)	(19,368,023)

Total Stockholders’ Equity (Deficit)	(3,697,596)	(3,442,850)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,341,004	$ 3,652,161

                                                                                                                          F-3

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	YEARS ENDED
	DECEMBER 31,
	2011	2010

OPERATING REVENUES
Sales	$ 26,004	$ 83,321

COST OF GOODS SOLD
Inventory - beginning	187,299	192,465
Purchases	3,678	10,684
	190,977	203,149
Inventory - end	(191,490)	(187,299)
Total Cost of Goods Sold	(513)	15,850

GROSS PROFIT	26,517	67,471

OPERATING EXPENSES

Wages and wage related expenses	258,167	391,682
Stock based compensation	-	182,675
Professional, consulting and marketing fees	591,572	2,137,365
Other general and administrative expenses	106,870	561,213
Depreciation and amortization	377,057	244,607
Total Operating Expenses	1,333,666	3,517,542

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,307,149)	(3,450,071)

Interest income (expense), net	(76,643)	(19,026)
Total Other Income (expense)	(76,643)	(19,026)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,383,792)	(3,469,097)
Provision for Income Taxes	(54)	(938)

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,383,846)	$ (3,470,035)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.21)	$ (0.75)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,545,182	4,629,862

F-4

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Additional	Retained
Preferred Stock A	Preferred Stock B	Preferred Stock C	Common Stock	Paid-in	Earnings
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2010	200,000	$ 200	6	$ -	50,000	$ 50	4,264,664	$ 4,265	$11,401,466	$(15,897,988)	$(4,492,007)

Shares issued for obligation to issue shares	-	-	-	-	-	-	414,125	414	300,179	-	300,593

Shares issued for conversion of notes payable and accrued interest	-	-	-	-	-	-	189,945	190	417,689	-	417,879

Shares issued for conversion of convertible note	-	-	-	-	-	-	200,000	200	99,800	-	100,000

Shares issued for conversion of accounts payable	-	-	-	-	-	-	58,000	58	58,709	-	58,767

Shares issued for services	-	-	-	-	-	-	129,000	129	123,821	-	123,950

Shares cancelled during the year	-	-	-	-	-	-	(93,750)	(94)	(66,469)	-	(66,563)

Stock based compensation on options issued	-	-	-	-	-	-	-	-	182,675	-	182,675

License acquired for stock options issued	-	-	-	-	-	-	-	-	3,401,891	-	3,401,891

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(3,470,035)	(3,470,035)

Balance December 31, 2010	200,000	200	6	-	50,000	50	5,161,984	5,162	15,919,761	(19,368,023)	(3,442,850)

Shares issued for conversion of convertible note	-	-	-	-	-	-	1,500,000	1,500	590,000	-	591,500

Shares issued for conversion of note payable - related parties	-	-	-	-	-	-	803,572	804	449,196	-	450,000

Shares issued for services (and prepaid expenses)	-	-	-	-	-	-	220,000	220	87,380	-	87,600

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(1,383,846)	(1,383,846)
200,000	$ 200	6	$ -	50,000	$ 50	7,685,556	$ 7,686	$17,046,337	$(20,751,869)	$(3,697,596)
F-5
PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
YEARS ENDED
DECEMBER 31,
2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,383,846)	$ (3,470,035)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	377,057	244,607
Consulting services rendered for convertible note	90,000	-
Common stock issued for consulting services	39,600	57,387
Stock based compensation	-	182,675
Obligation to issue common shares - services	-	1,712,063
Obligation to issue Series D Preferred shares - services	161,539	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(5,384)	26,434
(Increase) decrease in inventory	(4,191)	5,166
Decrease in prepaid expenses	30,000	-
Increase in accounts payable and
and accrued expenses	418,015	676,369
Total adjustments	1,106,636	2,904,701

Net cash (used in) operating activities	(277,210)	(565,334)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in patent fees	(38,330)	(215,265)
Net cash (used in) investing activities	(38,330)	(215,265)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - related parties	165,535	680,790
Proceeds from convertible note	150,000	-

Net cash provided by financing activities	315,535	680,790

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(5)	(99,809)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	18	99,827
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 13	$ 18

CASH PAID DURING THE YEAR FOR:
Income taxes	$ 54	$ 938
Interest expense	$ -	$ -
SUPPLEMENTAL NONCASH INFORMATION:
Common stock issued for consulting services	$ 39,600	$ 57,387
Conversion of obligation to issue common shares to common stock
and additional paid in capital	$ -	$ 300,593
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ 1,041,500	$ 417,879
Conversion of accounts payable for common stock
and additional paid in capital	$ -	$ 58,767
Stock options issued for the license	$ -	$ 3,401,891
Conversion of obligation to issue common shares to convertible note	$ -	$ 2,000,000
Conversion of obligation to issue common shares to obligation to issue
Series D Preferred shares	$ 40,000	$ -
Obligation to issue Series D Preferred shares for services rendered	$ 161,539	$ -
Issuance of common stock in conversion of convertible note	$ -	$ 100,000
Common stock issued for prepaid consulting services	$ 48,000	$ -
Consulting services rendered for convertible note	$ 90,000	$ -
F6

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

On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 50% owner of the Cohen-McNiece Foundation. The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix also received a right of first refusal to license any technology developed by the Foundation.

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

On June 16, 2011, the Company announced that it had engaged the services of Bedminster Financial Group, Ltd. to provide investment banking services for the Company with a view to finding joint venture partners and/or strategic investments into one or more of its subsidiaries in order to advance the scientific and commercial development of the subsidiaries and the technologies possessed by the subsidiaries.

On July 27, 2011, the Company and Gilford Securities, Inc. (“Gilford”) of New York, NY signed a Letter of Engagement whereby Gilford undertakes to act as a dealer on a best efforts basis in a proposed public offering of the Company’s securities.  Gilford is to receive a refundable grant of 325,000 shares of the Company’s common stock, and 8% of the cash proceeds for the first $5,000,000 of gross proceeds raised by Gilford and 10% cash for any sums raised by Gilford in excess of $5,000,000. In addition Gilford is to receive seven year warrants equal to 8% of the securities sold up to $5,000,000 and equal to 10% of the securities in excess of $5,000,000 all exercisable at the public offering price.  Gilford also would be compensated for any private funds raised or any merger and acquisition work performed.  Gilford also has the right to act as the syndicate manager in its sole discretion. The Company terminated this Agreement on or about February 1, 2012.

On November 11, 2011, the Company announced that that the Cosmetic Ingredients Review Board (“CIR”) had approved and assigned an INCI nomenclature to its innovative Matrix NC-138 Cosmeceutical product, a necessary final step prior to manufacturing and commercialization of cosmetic products in the United States.

On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct a FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Issuer’s UMK-121 Biopharmaceutical Stem Cell Technology which is a proprietary technology based upon existing FDA approved drugs.  The Issuer sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Issuer is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the University in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University.

On December 29, 2011, The Series A1 and Series C Preferred Stock classes were amended.  The primary effect of the amendment was to protect existing Class A1 and Class C Convertible Preferred Stock conversion rights against dilution in most circumstances, including reverse splits in the common stock and to add conversion to the Series C at a rate of 100 common shares for each share of Series C Preferred Stock converted. Also on December 29, 2011, Proteonomix, Inc. (the “Company”) created a new class of securities, the Class D Preferred Stock The primary terms of the Class D Preferred is that in addition to preferences upon liquidation, the Class D is convertible at a ratio 10 common shares to 1 converted Class D Preferred share of the Company.  In addition, the Class D conversion rights are protected against dilution in most circumstances, including reverse splits in the common stock.

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

Going Concern

During the year ended December 31, 2011, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and have incurred significant operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2012 on these products. We have outstanding trade and accrued payables of $3,355,605including accrued salaries due to our management of $1,612,500, and loans from our Chief Executive Officer’s of $729,297.

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,383,846and $3,470,035 for the years ended December 31, 2011 and 2010 respectively.  In addition, the Company has a working capital deficit in the amount of $6,808,334as of December 31, 2011. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

As of December 31, 2011, we had a cash balance of $13. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $100,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. In December 2011, the Company received $150,000 in the form of a convertible note. The proceeds of this note went to pay for the Company’s share to fund the Company’s $105,000 commitment to the University of Miami for the clinical trial to be conducted by the University of Miami, and to pay for certain accrued professional fees and director and officer insurance coverage.

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million. See Subsequent Events for additional disclosure.

There is no guarantee that the Company will be able to raise additional capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on many factors. These factors include the final phase of development of their pre-clinical stage therapeutic agents being successful as well as product implementation and distribution.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $72,115 for doubtful accounts at December 31, 2011.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2011 no additional accrual for income taxes is necessary.

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

 (Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

December 31, 2011

 December 31, 2010

Net loss

$ (1,383,846)

 $  (3,470,035)

Weighted-average common shares

Outstanding (Basic)

   6,545,182

    4,629,862

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Stock options

                                 1,122,498

     1,122,498

Convertible Notes

    3,212,500

                -

Weighted-average commons shares

Outstanding (Diluted)

  12,880,180

     7,752,360

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of December 31, 2011 and for the years ended December 31, 2011 and 2010.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $191,490 as of December 31, 2011 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 -FIXED ASSETS

Fixed assets as of December 31, 2011 and 2010 were as follows:

Estimated

Useful Lives            December 31,    December 31,

(Years)                        2011                  2010

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (45,700)            (36,551)

Fixed assets, net

$ 22,779            $ 31,928

There was $9,149 and $9,149 charged to operations for depreciation expense for the years ended December 31, 2011 and 2010, respectively.

NOTE 4 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE

Intangible assets as of December 31, 2011 and 2010 were as follows:

Estimated

Useful Lives    December 31,       December 31,

(Years)              2011                     2010

Patents and Trademarks

10

       $301,161

           $262,831

Less: accumulated amortization

     (48,111)                   (20,392)

Intangible assets, net                                                                $ 253,050                 $ 242,439

The Intellectual Property License as of December 31, 2011 and 2010 were as follows:

Estimated

Useful Lives    December 31,          December 31,

(Years)              2011                          2010

Intellectual Property License

10

       $3,401,891

     $3,401,891

Less: accumulated amortization                                               (566,982)            (226,793)

Intellectual Property License, net                                            $ 2,919,957       $  3,175,098

There was $367,908 and $247,184 charged to operations for amortization expense for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 - PROMISSORY NOTES

The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of December 31, 2011.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the note holders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.

The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding.

NOTE 6 - RELATED PARTY LOANS

The Company has unsecured loans and advances with officers of $828,956 as of December 31, 2011. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the year ended December 31, 2011 and accrued for as of December 31, 2011 on these loans amounts to $24,897. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,612,500 as of December 31, 2011. This amount has been included in current liabilities on the consolidated balance sheets. In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

NOTE 7 – CONVERTIBLE NOTES

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

The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. There were conversions of $591,500 into 1,500,000 shares of common stock in the year ended December 31, 2011. In addition, this company issued there shares equivalent to $90,000 to a third party for services during the year ended December 31, 2011, and the Company added the $90,000 to the note balance. As of December 31, 2011 the balance on the convertible note is $1,398,500. The Company has reflected this note as a current liability as it is due on demand. The interest expense for the year ended December 31, 2011 and accrued for on the note as of December 31, 2011 is $51,517.

On December 23, 2011, the Company entered into a convertible promissory note with an individual in the amount of $150,000. The convertible promissory note bears interest at 8% per annum and matures on December 23, 2016. This individual shall have the right to convert all or part of the principal and interest into the Class D Preferred Stock of the Company during the time period commencing December 23, 2011 and ending upon the repayment of the convertible promissory note. This convertible promissory note shall be convertible at a price equal to ten times the average price of the Company’s common stock in the open market based upon the average of the closing bid prices for the common stock for the twenty trading days prior to receipt by the Company of the Election of Conversion less 12% percent. The interest expense for the period December 23, 2011 through December 31, 2011 and accrued as of December 31, 2011 is $230.

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

The Stromal Cell Technology License

On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 50% owner of the Cohen-McNiece Foundation.

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

NOTE 9 - COMMITMENTS

Lease Agreement

The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is approximately $2,500 per month. In addition, the Company leases office space on a monthly basis in the amount of $249 per month.

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

On March 2, 2012, the Company entered into an employment agreement with Steven Byle to act as the Company’s Chief Technology Officer. Pursuant to the employment agreement, the Company has agreed to pay Mr. Byle an initial salary of$150,000 per annum (the “Base Fee”) in bi-weekly installments. Mr. Byle will also be entitled to an increase to $200,000 per annum at such time as the Company has received $3,000,000 in financing and raised to $250,000 per year when the Company has raised $5,000,000 in financing and increased to $300,000 per year when the Company’s common stock is traded on a listed exchange. Mr. Byle also received a signing bonus of 100,000 shares of Series D Preferred Stock.

On March 2, 2012, the Company has entered into an agreement with Roger Fidler to provide legal services for a salary of $120,000 per annum when the Company has received $3,000,000 in financing and increased to $240,000 per year when the Company has obtained $5,000,000 in financing. Mr. Fidler also received a signing bonus of 35,000 shares of Series D Preferred Stock.  He also received payment of 35,000 shares of Series D Preferred Stock for services rendered during 2011.

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

In December 2009, the Company entered into a three year agreement with the Company’s Chief Scientific Officer and Vice-President, Ian McNiece, PhD.  Under the terms of the agreement Mr. McNiece will receive $4,000 per month for three years which is accrued until the Company has received $3,000,000 in equity or convertible debt financing.  Furthermore, Mr. McNiece will receive 200,000 shares of common stock- 50,000 shares on the first and second anniversary of the signing of the agreement and 100,000 shares at the end of the agreement. The Company accrued the first 50,000 shares as of December 31, 2010, and the second 50,000 shares on December 31, 2011. On December 31, 2011, the Company amended this agreement and will replace the accrued 100,000 shares of common stock with 30,000 shares of the Company’s Series D Preferred Stock.

Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2011. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

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

On September 20, 2010 the Company entered into an agreement for investor relation services with a consultant. The agreement has a one-year term. As compensation under the agreement, the Company issued 100,000 shares of common stock valued at $50,000, the fair value of the common stock at the time of issuance. The Company terminated this agreement on or about April 1, 2011. The Company is currently negotiating with the investor relation consultant on the return of shares due to the termination of this agreement.

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

In October 2011, the Company engaged a consultant to assist the Company in development of new business opportunities, develop proposals and term sheets for such prospects and the drafting of legal documents. The term of the agreement is for a period of three years and compensation will be in the form of the Company’s Series D Preferred Stock. The Consultant was entitled as part of the consulting contract to receive 30,000 Series D Preferred shares with 10,000 shares vesting immediately, and  an additional 10,000 Series D Preferred shares vesting on each of the first and second anniversary dates of the consulting agreement.  As of December 31, 2011 no Series D Preferred Shares were issued to the consultant.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through December 31, 2011, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing. This agreement has expired and has not been extended.

Litigation

The Company has been threatened to be sued by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies the claim.  The Company has recently been sued by Wolf Axelrad for $38,000. The Company intends to vigorously defend this action.

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

On March 22, 2011, the Company was notified by a collection agency regarding a debt owed to a prior law firm in the amount of $168,812. The Company has negotiated a settlement with the prior law firm, and in March 2012 paid $125,000 to settle this claim.

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

As of December 31, 2011, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

On December 29, 2011, the Company amended its designation in Delaware of the Series A Preferred Stock and Series C Preferred Stock to provide anti-dilution protection against both forward and reverse splits of the Company’s common stock and other reorganizations of similar nature. In the event that the common stock of the Company is subject to a reverse split, the number of shares into which the Series A and the Series C Preferred Stock are convertible remain unchanged. The Series C was amended to provide convertibility into the common stock of the Company at the option of the holder at a ratio of 100 common shares for each share of Series C Preferred Stock.

On December 29, 2011, a new Series D Preferred Stock was designated in Delaware authorizing the issuance of 2,000,000 shares of the Series D Preferred Stock that is convertible into the common stock of the Company at a ratio of ten shares of common for each share of Series D Preferred Stock that is converted.  The Series D Preferred Stock is also protected against dilution in the event of forward splits, reverse splits and reorganizations.  In the event of a reverse split, the number of shares issued upon conversion of the Series D Preferred Stock remains unchanged.

In January 2012, Series D shares were issued to Michael Cohen in the amount of 130,000 shares in lieu of $100,000 of debt forgiveness, Steven Byle in the amount of 100,000 shares for services rendered, Ian McNiece in the amount of 30,000 shares as an amendment to his 2009 Consulting Agreement obviating the need for the Company to issue to him 100,000 shares of common stock, and Roger Fidler in the amount of 70,000 shares for legal services rendered and his agreement to provide legal services to the Company in the future. In addition, 34,000 other Series D Preferred shares have been approved for issuance in 2011. All expenses related to these shares have been accrued in 2011.

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

December 31, 2011

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Conversion to Common Stock
Series “A" (1)	January 2005	May, 2009	200,000	$.001	10:1
Series “B" (1)	January 2005	May, 2009	6	$.001	None
Series “C" (2)	July 1, 2009	July 1, 2009	50,000	$.001	100:1
Series “D”	December 29, 2011	Jan 2012	364,000	$.001	10:1

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

The above table does not reflect the Series E Convertible Preferred Series of stock that a Certificate of Designation was filed for on March 5, 2012. The Series E Convertible Preferred Stock has 5,000 shares authorized, with a par value of $0.001 and a stated value equal to $1,000 subject to increase as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.

Common Stock

As of December 31, 2011, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 7,685,556 shares issued and outstanding as of December 31, 2011.

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

In the year ended December 31, 2011, the Company issued common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000. In addition, the Company issued 20,000 shares valued at $14,600 for services rendered. 1,500,000 shares of been issued in conversion of $591,500 in convertible notes payable; 150,000 shares have been issued to an investor relations company for services rendered for a period of twelve months for a total value of $48,000; and 50,000 shares issued to a consultant for services valued at $25,000. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.

Warrants

The Company has no warrants outstanding as of December 31, 2011 or for the year ended December 31, 2010. On March 5, 2012, the Company issued Class A Warrants, Class B Warrants and Class C Warrants in connection with the SPA. See Subsequent Events for further details. Additionally, the Placement Agent warrants were also issued upon the closing of the private placement.

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

December 31, 2011
Stock Options	Number	Exercise Price (1)	Relative Value (2)	Fair Value	Term
Outstanding at Beginning of the Year (3)	20,000	$2.50	$15,395	$50,000	5 Years
Kishore Ahuja, M.D. (4)	15,000	$3.50	$13,494	$52,500	5 Years
Michael Cohen, President (5)	1,000,000	$3.55	$3,401,891	$3,550,000	5 Years
Wolfe, Axelrod & Weinberger (6)	75,000	$5.00	$51,944	$375,000	5 Years
Logoform AG (7)	100,000	$5.00	$69,257	$500,000	5 Year
Cancelled options (6 and 7) Options Outstanding at December 31, 2011	(87,502) 1,122,498	$5.00

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

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At December 31, 2011, deferred tax assets consist of the following:

Net operating losses

$ 6,281,334

Valuation allowance

(6,281,334)

$

-

At December 31, 2011, the Company had a net operating loss carry-forward in the amount of $18,474,513 available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2011 and 2010 is summarized as follows:

December 31, 2011

      December 31, 2010

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

Operating segment data for the year ended December 31, 2011 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$26,004	$ -	$ -	$26,004
Cost of sales	$ -	$ -	($513)	$ -	$ -	($513)
Gross profit	$ -	$ -	$26,517	$ -	$ -	$26,517
Operating expenses	$897,685	$-	$58,978	$-	$-	$956,663
Depreciation and amortization	$36,868	$ -	$ -	$ -	$340,189	$377,057
Other income (expense)	($70,993)	($3,710)	$ -	($150)	($1,790)	($76,643)
Net (loss)	($1,005,546)	($3,710)	($32,461)	($150)	($341,979)	($1,383,846)
Segment assets	$293,829	$-	$212,266	$-	$2,834,909	$3,341,004
Fixed Assets, net of depreciation	$22,779	$ -	$ -	$ -	$ -	$22,779

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the year ended December 31, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$83,321	$ -	$ -	$83,321
Cost of sales	$ -	$ -	$15,850	$ -	$ -	$15,850
Gross profit	$ -	$ -	$67,471	$ -	$ -	$67,471
Operating expenses	$3,079,890	$23,282	$105,357	$5,000	$60,344	$3,273,873
Depreciation and amortization	$17,814	$ -	$ -	$ -	$ 226,793	$244,607
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($3,116,730)	($23,282)	($37,886)	($5,000)	($287,137)	($3,470,035)
Segment assets	$274,366	$-	$202,697	$-	$3,175,098	$3,652,161
Fixed Assets, net of depreciation	$31,928	$ -	$ -	$ -	$ -	$31,928

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

NOTE 14 – SUBSEQUENT EVENTS

On January 3, 2012, the Company issued the 341,000 shares of Series D Preferred Stock that had been accrued in 2011.

On January 26, 2012, the Company issued 50,000 shares of common stock for services rendered, and issued on February 10, 2012, 150,000 shares of common stock for services rendered.

On February 2, 2012, $262,500 of debt owed to Michael Cohen was converted into 50,000 shares of common stock. Additionally, on the same date, the Company’s subsidiary, Proteoderm, Inc. hired Jaci Mandil as its Chief Executive and Operating Officer.

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million.

Pursuant to the Certificate of Designation to create the Series E Convertible Preferred Stock, the Preferred Shares may be converted at any time at the option of the Purchasers into shares of the Company’s common stock at a conversion price of $4.25 per share (the “Conversion Price”). On each of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) if the registration statement required to be filed by the Company pursuant to the Registration Rights Agreement is not declared effective on or before September 8, 2012 or if a Registration Statement does not register for resale by the Purchasers all of the Conversion Shares issuable hereunder, the date that all Conversion Shares issuable pursuant to the Preferred Shares may be resold by the Holder pursuant to Rule 144 without volume or manner restrictions (each such date, the “Trigger Date”), the Conversion Price shall be reduced to the lesser of (w) the then Conversion Price, as adjusted and taking into consideration any prior resets, (x) 85% of the volume average weighted price (“VWAP”) for the 5 trading days immediately following each such Trigger Date, as calculated pursuant to the AQR function on Bloomberg, L.P., (y) 85% of the average of the VWAP’s for each of the 5 trading days immediately following the Trigger Date, and (z) 85% of the closing bid price on the last trading day of the 5 trading days immediately following each such Trigger Date, which shall thereafter be the new Conversion Price. The adjusted Conversion Price shall not be lower than $1.00

Pursuant to the terms of the SPA, each Purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Conversion Shares underlying the Preferred Shares issued to such Purchaser pursuant to the SPA. The Series A Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Series B Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise of one year and two weeks. The Series C Warrants have an exercise price of $4.25 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term equal to five years.

On March 5, 2012, in connection with the closing of the private placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is required to file a Registration Statement within 7 days following the filing date of the Company’s Form 10-K for the year ended December 31, 2011, but in no event later than April 16, 2012. The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”), the Company has agreed (a) to pay to Rodman the placement agent fee equal to 7% of the aggregate gross proceeds raised in the private placement, (b) to issue to Rodman warrants to purchase 62,670 shares of the Company’s common stock, and (c) to reimburse Rodman for certain expenses.