Form 10-K/A
period 2011-12-31
PROTEONOMIX, INC.
filed 2012-04-05
CIK 1469559

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K/A

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

ITEM 2 .

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

Date: April 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Cohen Michael Cohen	President, Chief Executive Officer, Chief Financial Officer and Secretary, Director (Principal Executive Officer)	April 5, 2012
/s/ Steven Byle Steven Byle	Director	April 5, 2012
/s/ Ian McNiece Ian McNiece	Director	April 5, 2012
/s/ Roger Fidler Roger Fidler	Director	April 5, 2012

PROTEONOMIX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity (Deficit)

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

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