Form 10-Q
period 2012-03-31
PROTEONOMIX, INC.
filed 2012-06-13
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.   000-53750

PROTEONOMIX, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	45-5185575
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

145 Highview Terrace, Hawthorne, NJ 07506

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (855) 467-7682

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]    Accelerated Filer [  ] Non-Accelerated Filer [  ] Smaller Reporting Company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of May 1, 2012, was 7,885,556.

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

4

   Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

   Condensed Consolidated Statements of Cash Flows

6

   Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit)

7

   Notes to Condensed Consolidated Financial Statements

8

   ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

26

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

38

    ITEM 4. CONTROLS AND PROCEDURES

38

PART II.  OTHER INFORMATION

39

   ITEM 1.

LEGAL PROCEEDINGS

39

   ITEM 1A.

RISK FACTORS

39

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

40

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

40

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

40

   ITEM 5.

OTHER INFORMATION

40

   ITEM 6.

EXHIBITS

40

   SIGNATURES

41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$ 3,199,455	$ 13
Accounts receivable, net	20,763	20,763
Inventory	190,905	191,490
Prepaid expenses	556,000	18,000

Total Current Assets	3,967,123	230,266

Fixed assets, net of depreciation	20,773	22,779

Other Assets:
Intangible assets, net of amortization	260,238	253,050
Intellectual Property License, net of amortization	2,749,862	2,834,909

Total Other Assets	3,010,100	3,087,959

TOTAL ASSETS	$ 6,997,996	$ 3,341,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,104,000	$ 1,104,000
Obligation to issue Series D Preferred stock	-	201,539
Current portion of notes payable - related parties	692,931	828,956
Advance - related parties	1,500	-
Current portion of convertible note	1,630,506	1,548,500
Accounts payable and accrued expenses	3,212,409	3,355,605

Total Current Liabilities	6,641,346	7,038,600

Total Liabilities	6,641,346	7,038,600

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Preferred stock Series D - 344,000 and 0 shares issued and outstanding	344	-
Preferred stock Series E - 3,804 and 0 shares issued and outstanding	4	-
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 7,885,556 and 7,685,556 shares issued and outstanding	7,886	7,686
Additional paid-in capital	23,292,228	17,046,337
Accumulated deficit	(22,944,062)	(20,751,869)

Total Stockholders’ Equity (Deficit)	356,650	(3,697,596)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,997,996	$ 3,341,004

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDUTED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
	(UNAUDITED)	(UNAUDITED)
OPERATING REVENUES
Sales	$ 2,290	$ 8,165

COST OF GOODS SOLD
Inventory - beginning	191,490	187,299
Purchases	-	3,287
	191,490	190,586
Inventory - end	(190,905)	(187,207)
Total Cost of Goods Sold	585	3,379

GROSS PROFIT	1,705	4,786

OPERATING EXPENSES

Wages and wage related expenses	95,279	66,087
Stock based compensation	-	-
Professional, consulting and marketing fees	1,997,005	79,779
Other general and administrative expenses	32,019	45,112
Depreciation and amortization	94,582	93,905
Total Operating Expenses	2,218,885	284,883

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,217,180)	(280,097)

Forgiveness of payables	43,812	-
Interest income (expense), net	(18,825)	(19,373)
Total Other Income (expense)	24,987	(19,373)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,192,193)	(299,470)
Provision for Income Taxes	-	(54)

NET LOSS APPLICABLE TO COMMON SHARES	$ (2,192,193)	$ (299,524)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.28)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	7,805,886	5,365,706

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,192,193)	$ (299,524)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	94,582	93,905
Consulting services rendered for convertible note	82,006	-
Common stock issued for consulting services and prepaid expenses	239,500	14,600
Preferred warrants issued to placement agent	1,293,509	-
Forgiveness of payables	(43,812)	-
Obligation to issue common shares - services	-	-
Obligation to issue Series D Preferred shares - services	-	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	(5,184)
(Increase) decrease in inventory	585	92
Decrease in prepaid expenses	122,000	-
Increase (decrease) in accounts payable and
and accrued expenses	(99,384)	169,559
Total adjustments	1,688,986	272,972

Net cash (used in) operating activities	(503,207)	(26,552)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in patent fees	(14,717)	(9,560)

Net cash (used in) investing activities	(14,717)	(9,560)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds received from private placement	3,751,891	-
Proceeds (repayment) from notes payable - related parties	(36,025)	37,019
Advance from related party	1,500	-

Net cash provided by financing activities	3,717,366	37,019

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	3,199,442	907

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	13	18

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,199,455	$ 925

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ -	$ 14,600
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ -	$ 450,000
Deferred financing fees recorded for issuance of warrants	$ 256,762	$ -
Issuance of Series D Preferred Stock for Obligation to issue Series D Preferred shares	$ 201,539	$ -
Issuance of Series D Preferred Stock in conversion of convertible note	$ 100,000	$ -
Common stock issued for prepaid consulting services	$ 660,000	$ -
Consulting services rendered for convertible note	$ 82,006	$ -

PROTEONOMIX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

                                     Additional   Retained

  Preferred Stock A Preferred Stock B  Preferred Stock C  Preferred Stock D  Preferred Stock E      Common Stock     Paid-in       Earnings

  Shares    Amount   Shares    Amount   Shares     Amount   Shares    Amount   Shares    Amount       Share    Amount    Capital     (Deficit)  Total

Balance December     200,000        $200           6               $ -           50,000         $ 50              -            $  -                -            $  -      5,161,984  $5,162 $15,919,761 $(19,368,023) $(3,422,850)

 31, 2010

Shares issued for           -            -          -            -               -             -              -              -               -        -       1,500,000  1,500       590,000              -           591,500

Conversion of

convertible note

Shares issued for                 -            -          -           -              -             -             -            -            -          -          803,572   804        449,196                  -           450,000

conversion of note

payable-related parties

Shares issued for                 -            -           -            -              -           -           -           -            -             -         220,000    220         87,380                -            87,600

services (and

Prepaid expenses)

Net loss for the year            -             -          -            -             -             -             -            -              -            -             -          -              -    (1,383,846)   (1,383,846)

Ended December 31

 2011

Balance December       200,000        200               6               -        50,000               50                -                -                 -               -     7,685,556    7,686  17,046,337   (20,751,869) (3,697,596)

31, 2011

Series D Preferred          -              -            -            -               -             -       344,000        344                -               -              -               -       301,195                 -           301,539

Shares Issued for

liability of stock

To be issued

Series E Preferred           -             -             -            -               -          -                      -           3,804             4           -            -     (3,751,887)          -        (3,751,891)

 Shares Issued in

private placement

Shares of common            -            -            -             -            -           -            -            -             -            -      200,000     200         899,300             -           899,500

Stock Issued for

services rendered

And prepaid services

Value of preferred            -            -             -             -             -            -             -            -             -           -         -           -      1,293,509           -         1,293,509

 warrants Issued in

private placement

To placement agent

Net loss for the three        -          -          -            -            -           -           -           -             -             -          -           -             -     (2,192,193) (2,192,193)

Months Ended March

31, 2012

                                            200,000           200              6               -         50,000            50        344,000        344           3,804              4    7,885,556     7,886   23,292,228   (22,944,062)   356,650

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2011 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). XGen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical will create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.  Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCel was to provide XGen Medical with the technology to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.

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

On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct an FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Issuer’s UMK-121 Biopharmaceutical Stem Cell Technology, which is a proprietary technology, based upon existing FDA approved drugs.  The Issuer sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Issuer is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the University in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University. On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial.

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

Going Concern

During the three-month period ended March 31, 2012, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and have incurred significant operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2012 on these products. We have outstanding trade and accrued payables of $3,212,409 including accrued salaries due to our management of $1,701,667, and loans from our Chief Executive Officer’s of $629,297.

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $2,192,193 and $299,524 for the three months ended March 31, 2012 and 2011 respectively.  In addition, the Company has a working capital deficit in the amount of $2,674,223 as of March 31, 2012. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

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

We are currently spending or incurring (and accruing) expenses of approximately $100,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. In December 2011, the Company received $150,000 in the form of a convertible note. The proceeds of this note went to pay for the Company’s share to fund the Company’s $105,000 commitment to the University of Miami, which was returned on April 10, 2012, for the clinical trial to be conducted by the University of Miami, and to pay for certain accrued professional fees and director and officer insurance coverage. The Company is currently interviewing other institutions to conduct this trial.

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million. Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”). In accordance with the Placement Agent Agreement, the placement agent received as a fee, cash in the amount of $267,249 and a Series E Preferred Stock Purchase Warrant, enabling the placement agent to subscribe for and purchase from the Company up to 266.3494 shares of Series E Preferred Stock, and 62,670 of each of the Series A, B and C Common Stock Warrants. This Series E Preferred Stock Purchase Warrant was valued at $1,293,509, and has been expensed in the three months ended March 31, 2012.

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

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $72,115 for doubtful accounts at March 31, 2012.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of March 31, 2012 no additional accrual for income taxes is necessary.

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

The following is a reconciliation of the computation for basic and diluted EPS:

March 31, 2012

March 31, 2011

Net loss

$ (2,192,193)

 $  (299,524)

Weighted-average common shares

Outstanding (Basic)

    7,805,886

     5,365,706

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Series D Preferred Stock

    3,440,000

-

Series E Preferred Stock

       895,291

-

Warrants

    2,685,873

-

Stock options

    1,122,498

     1,122,498

Convertible Notes into Series D

         51,720

-

Convertible Notes into common

       510,519

     5,507,246

Weighted-average commons shares

Outstanding (Diluted)

  18,511,787

   13,995,450

In addition, the Company has issued the placement agent a Series E Preferred Stock Warrant.

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of March 31, 2012 and for the three months ended March 31, 2012 and 2011.

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $190,905 as of March 31, 2012 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).

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

NOTE 3 -FIXED ASSETS

Fixed assets as of March 31, 2012 (unaudited) and December 31, 2011 were as follows:

Estimated

Useful Lives            March 31,       December 31,

(Years)                        2012                  2011

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   68,479               68,479

Less: accumulated depreciation

  (47,706)            (45,700)

Fixed assets, net

$ 20,773            $ 22,779

There was $2,006 and $2,287 charged to operations for depreciation expense for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE

Intangible assets as of March 31, 2012 (unaudited) and December 31, 2011 were as follows:

Estimated

Useful Lives    March 31,           December 31,

(Years)              2012                         2011

Patents and Trademarks

10

       $315,878

        $301,161

Less: accumulated amortization

       (55,640)                   (48,111)

Intangible assets, net

      $ 260,238                 $ 253,050

The Intellectual Property License as of March 31, 2012 (unaudited) and December 31, 2011 were as follows:

Estimated

Useful Lives      March 31,            December 31,

(Years)              2012                           2011

Intellectual Property License

10

       $3,401,891

     $3,401,891

Less: accumulated amortization

         (652,029)          (566,982)

Intellectual Property License, net                                                         $ 2,749,862       $  2,834,909

There was $92,576 and $91,618 charged to operations for amortization expense for the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 - RELATED PARTY LOANS

The Company has unsecured loans and advances from officers of $692,931 as of March 31, 2012. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the three months ended March 31, 2012 and 2011 on these loans are $5,409 and $5,317, respectively, and accrued for as of March 31, 2012 on these loans amounts to $30,306. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,701,667 as of March 31, 2012. This amount has been included in current liabilities on the consolidated balance sheets. In January 2011, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

NOTE 6 – CONVERTIBLE NOTES

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

The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. There were conversions of $591,500 into 1,500,000 shares of common stock in the year ended December 31, 2011. In addition, this company issued there shares equivalent to $90,000 to a third party for services during the year ended December 31, 2011, and the Company added the $90,000 to the note balance. As of March 31, 2012 the balance on the convertible note is $1,480,506. During the three months ended March 31, 2012, this company paid $82,006 in expenses on behalf of the Company, and this amount has been added to the note balance. The Company has reflected this note as a current liability as it is due on demand. The interest expense for the three months ended March 31, 2012 and 2011 are $10,792 and $14,055, respectively and accrued for on the note as of March 31, 2012 is $62,309.

On December 23, 2011, the Company entered into a convertible promissory note with an individual in the amount of $150,000. The convertible promissory note bears interest at 8% per annum and matures on December 23, 2016. This individual shall have the right to convert all or part of the principal and interest into the Class D Preferred Stock of the Company during the time period commencing December 23, 2011 and ending upon the repayment of the convertible promissory note. This convertible promissory note shall be convertible at a price equal to ten times the average price of the Company’s common stock in the open market based upon the average of the closing bid prices for the common stock for the twenty trading days prior to receipt by the Company of the Election of Conversion less 12% percent. The interest expense for the three months ended March 31, 2012 and 2011 is $2,992 and $0, respectively and accrued as of March 31, 2012 is $3,222.

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

During the third and fourth quarters of 2010, NSC made payments totaling $100,000 towards this obligation. As of March 31, 2012, the total outstanding liability is $90,000. However, NSC is currently in default on the John Hopkins obligation and on June 17, 2011 JHU obtained judgment by consent and JHU has not yet commenced collection activity.  NSC plans to continue paying this obligation if and when funded.

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

The Company has determined that the estimated useful life of the Intellectual Property License is ten years, and the Company commencing May 2010 began to amortize the license over this ten-year period. In addition, the Company performed its annual impairment test on the value of this license and determined that no further impairment is necessary at March 31, 2012.

On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

NOTE 8 - COMMITMENTS

Lease Agreement

The Company in 2012 commenced sub leasing office space in the offices of their attorneys. The Company utilizes a few offices on a month to month basis.

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

On March 2, 2012, the Company entered into an employment agreement with Steven Byle to act as the Company’s Chief Technology Officer. Pursuant to the employment agreement, the Company has agreed to pay Mr. Byle an initial salary of$150,000 per annum (the “Base Fee”) in bi-weekly installments. Mr. Byle was entitled to an increase to $200,000 per annum at such time as the Company has received $3,000,000 in financing in March 2012 and will be raised to $250,000 per year when the Company has raised $5,000,000 in financing and increased to $300,000 per year when the Company’s common stock is traded on a listed exchange. Mr. Byle also received a signing bonus of 100,000 shares of Series D Preferred Stock.

On March 2, 2012, the Company has entered into an agreement with Roger Fidler to provide legal services for a salary of $120,000 per annum when the Company has received $3,000,000 in financing in March 2012 and will be increased to $240,000 per year when the Company has obtained $5,000,000 in financing. Mr. Fidler also received a signing bonus of 35,000 shares of Series D Preferred Stock.  He also received payment of 35,000 shares of Series D Preferred Stock for services rendered during 2011.

On July 1, 2009, the Company entered into an employment agreement with Robert Kohn, pursuant to which Mr. Kohn serves as Chief Financial Officer until June 29, 2012. Pursuant to the agreement, Mr. Kohn is entitled to receive a salary of $150,000 per annum which accrues until the Company receives $1,500,000 in equity, debt or joint venture funding. Mr. Kohn will receive an additional $50,000 per annum if the Company receives $3,000,000 in debt, equity or joint venture funding and an additional $50,000 per annum if the Company receives $10,000,000 in debt, equity or joint venture funding. In addition, Mr. Kohn is entitled to the issuance of 250,000 shares of common stock upon the execution of the employment agreement as a signing bonus.

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

In December 2009, the Company entered into a three year agreement with the Company’s Chief Scientific Officer and Vice-President, Ian McNiece, PhD.  Under the terms of the agreement Mr. McNiece will receive $4,000 per month for three years which is accrued until the Company has received $3,000,000 in equity or convertible debt financing.  Furthermore, Mr. McNiece will receive 200,000 shares of common stock- 50,000 shares on the first and second anniversary of the signing of the agreement and 100,000 shares at the end of the agreement. The Company accrued the first 50,000 shares as of December 31, 2010, and the second 50,000 shares on December 31, 2011. On December 31, 2011, the Company amended this agreement and will replace the accrued 100,000 shares of common stock with 30,000 shares of the Company’s Series D Preferred Stock. The consultant has agreed to continue accruing the amounts through the end of the agreement in December 2012. At that time, the Company will either convert this into shares of common stock or pay cash for the amount accrued.

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

There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of March 31, 2012. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

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

The Company entered into a Consulting Agreement in November, 2011 pursuant to which the Company issued 100,000 shares of its restricted common stock for providing services for management consulting, business advisory, shareholder information and public relations.  The Consultant also received 100,000 shares of common stock from a third party for which the Company will incur an obligation to the third party in the amount of $100,000.

In October 2011, the Company engaged a consultant to assist the Company in development of new business opportunities, develop proposals and term sheets for such prospects and the drafting of legal documents. The term of the agreement is for a period of three years and compensation will be in the form of the Company’s Series D Preferred Stock. The Consultant was entitled as part of the consulting contract to receive 30,000 Series D Preferred shares with 10,000 shares vesting immediately, and  an additional 10,000 Series D Preferred shares vesting on each of the first and second anniversary dates of the consulting agreement.  The initial 10,000 shares of the Series D Preferred Stock were issued January 3, 2012.

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through March 31, 2012, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing. This agreement had expired in January 2012 and has not been extended.

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

The former CFO of the Company, Robert Kohn, has threatened litigation regarding an amount due under a Separation Agreement in the amount of $156,000.  The Company believes that it has meritorious defenses to the claim and intends to vigorously contest any lawsuit concerning this matter.

On April 24, 2012, the Company was served with a subpoena from the United States Securities and Exchnage Commission pursuant to a formal investigation “In the Matter of Proteonomix, Inc. HO-11836”.

A former law firm that has entered bankruptcy claims that the Company owes it approximately $200,000.  The Company is presently negotiating with the Trustee regarding payment of the debt.

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

As of March 31, 2012, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

In January 2012, Series D shares were issued to Michael Cohen in the amount of 130,000 shares in lieu of $100,000 of debt forgiveness, Steven Byle in the amount of 100,000 shares for services rendered, Ian McNiece in the amount of 30,000 shares as an amendment to his 2009 Consulting Agreement obviating the need for the Company to issue to him 100,000 shares of common stock, and Roger Fidler in the amount of 70,000 shares for legal services rendered and his agreement to provide legal services to the Company in the future. In addition, 14,000 other Series D Preferred shares have been approved for issuance in 2011. All expenses related to these shares have been accrued in 2011. The Company has also approved for issuance an additional 20,000 shares that vest through December 31, 2013.

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

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million. Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”). In accordance with the Placement Agent Agreement, the placement agent received as a fee, cash in the amount of $267,249 and a Series E Preferred Stock Purchase Warrant, enabling the placement agent to subscribe for and purchase from the Company up to 266.3494 shares of Series E Preferred Stock, and 62,670 of each of the Series A, B and C Common Stock Warrants. This Series E Preferred Stock Purchase Warrant was valued at $1,293,509, and has been expensed in the three months ended March 31, 2012.

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

March 31, 2012

Preferred Stock	Authorized Date	Issue Date	Number of Shares	Par Value	Conversion to Common Stock
Series “A" (1)	January 2005	May, 2009	200,000	$.001	10:1
Series “B" (1)	January 2005	May, 2009	6	$.001	None
Series “C" (2)	July 1, 2009	July 1, 2009	50,000	$.001	100:1
Series “D” (3)	December 29, 2011	Jan 2012	344,000	$.001	10:1
Series “E” (4)	March 5, 2012	March, 2012	3,804	$.001	235:1

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

(3) In addition to these shares, the Company has authorized 20,000 shares to a consultant that vest through December 31, 2013. These shares have not been issued or accrued for.

(4)  In addition, the Preferred E Stock carries with it three Classes of Warrants, each class of which can under certain circumstances convert into 895,291 shares of common stock.

Common Stock

As of March 31, 2012, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.

The Company has 7,885,556 shares issued and outstanding as of March 31, 2012.

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

In the three months ended March 31, 2012, the Company issued 200,000 shares valued at $899,500 for services rendered and prepaid expenses as one of the share issuances is for services to be rendered through January 31, 2013.

Warrants

The Company had no warrants outstanding as of March 4, 2012. On March 5, 2012, the Company issued Class A Warrants, Class B Warrants and Class C Warrants in connection with the SPA. Additionally, the Placement Agent warrants were also issued upon the closing of the private placement.

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

March 31, 2012
Warrants	Number	Exercise Price	Term
Outstanding at Beginning of the Year	0
Series A Warrants	895,291	4.25	5 years
Series B Warrants	895,291	4.25	1 year 2 weeks
Series C Warrants	895,291	4.25	5 years

Warrants Outstanding at March 31, 2012	2,685,873

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

March 31, 2012 and 2011
Stock Options	Number	Exercise Price	Term
Outstanding at Beginning of the Year	1,122,498	$3.55 - $5.00	5 Years
Cancelled options Options Outstanding at March 31, 2012	1,122,498

NOTE 10 -

PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At March 31, 2012, deferred tax assets consist of the following:

Net operating losses

$ 7,025,932

Valuation allowance

(7,025,932)

$

-

At March 31, 2012, the Company had a net operating loss carry-forward in the amount of $20,664,507 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2012 and 2011 is summarized as follows:

March 31, 2012

      March 31, 2011

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

Level 3 inputs: Instruments with primarily unobservable value drivers

NOTE 12 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI, Thor and StromaCel.

Operating segment data for the three months ended March 31, 2012 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$ -	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2,124,303	$-	$-	$-	$-	$2,124,303
Depreciation and amortization	$9,535	$ -	$ -	$ -	$85,047	$94,582
Other income (expense)	$26,395	($925)	$ -	($37)	($446)	$24,987
Net income (loss)	($2,107,443)	($925)	$1,705	($37)	($85,493)	($2,192,193)
Segment assets	$4,034,953	$1,500	$211,681	$-	$2,749,862	$6,997,996
Fixed Assets, net of depreciation	$20,773	$ -	$ -	$ -	$ -	$20,773

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the three months ended March 31, 2011 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$ -	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$170,938	$-	$20,094	$-	$-	$191,032
Depreciation and amortization	$8,858	$ -	$ -	$ -	$85,047	$93,905
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	($197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
Segment assets	$275,069	$-	$208,695	$-	$3,090,051	$3,573,815
Fixed Assets, net of depreciation	$29,641	$ -	$ -	$ -	$ -	$29,641

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

NOTE 13 - SUBSEQUENT EVENTS

On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company were returned. The Company is currently interviewing other institutions to conduct this trial.

On April 24, 2012, the Company terminated the auditor – registrant relationship with KBL, LLP, and replaced KBL, LLP with JPDH & Company on April 25, 2012.

In accordance with the Registration Rights Agreement, the Company failed to timely file their Registration Statement on Form S-1 five days after the filing of their Annual Report on Form 10-K. As a result, the Company is obligated to pay a penalty of 1.5% of the gross proceeds received. Gross proceeds amounted to $3,804,991, and 1.5% of those proceeds amounts to $57,075.

The Company and its subsidiary The Sperm Bank of New York, Inc. have agreed that effective April 30, 2012, the Company will sell back the shares owned in The Sperm Bank of New York, Inc. and any remaining assets of that entity to the former shareholder of The Sperm Bank of New York, Inc. in recognition of any liabilities The Sperm Bank of New York, Inc. and the Company owed to Biogenetics, Inc. and a previous shareholder had at that time. As a result of this transaction, this entity will no longer be consolidated in the Company’s financials. Additionally, the Company may be considered to be in the development stage after this transaction is completed.

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

Our independent registered public accounting firm’s report on the consolidated financial statements for the year ended December 31, 2011 contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial.

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

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial. The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

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

This trial was to commence in the first quarter of 2012. On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial. The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $7,025,932  that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. The Company believes that such office space will be sufficient for its needs until it leases new office space in the North New Jersey area. The Company’s principal offices are thus now located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (855) 467-7682. The use of this space is at will and the Company pays $500 a month for the space amounting to approximately 500 square feet.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2012	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$-	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2,124,303	$-	$-	$ -	$-	$2,124,303
Depreciation and amortization	$9,535	$ -	$ -	$ -	$ 85,047	$94,582
Other income (expense)	$26,395	($925)	$ -	($37)	($446)	$24,987
Net income (loss)	$(2,107,443)	($925)	$1,705	($37)	($85,493)	($2,192,193)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2011	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$-	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$170,938	$-	$20,094	$ -	$-	$191,032
Depreciation and amortization	$8,858	$ -	$ -	$ -	$ 85,047	$93,905
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	$(197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

Net Revenues.  Net revenues were $1,705 for the three month period ended March 31, 2012, compared to $8,165 for the comparable period in 2011, or a decrease of $6,460. The decrease is due to no income received for storage fees as the Company no longer charges this component as the Company winds down this segment.

Cost of Sales.  Cost of sales for the three months ended March 31, 2012 was $585, compared to $3,379 during the same period in 2011, a decrease of $2,794. The decreased costs are the result of no activity in the quarter ended March 31, 2012 as the Company winds down operations of the sperm bank services.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the three months ended March 31, 2012, increased $1,934,002 (678.9%) to $2,218,885 for 2012 as compared to $284,883 for the same period in 2011. The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month period ended March 31.

Three Months Ended March 31

2012

      2011                          $ Change                  % Change

Wage and wage related costs                                 $       95,279               $        66,079                $        29,192                         44.2

Professional fees

            1,997,005                        79,779                      1,917,226                   2,403.2

Insurance costs                                                                       -                                   1,458                          (1,458)                    (100.0)

Rent – building and equipment                                             -                                   4,882                          (4,882)                    (100.0)

Travel and related                                                              16,782                               11,487                             5,295                        46.1

Miscellaneous expenses                                                   15,237                            27,285                         (12,048)                     (44.2)

Depreciation and amortization                                         94,582                            93,905                               677                           0.7

Stock based compensation                                                     -                                 -                                      -                           100.0

      -----------------              -------------------            -------------------         ----------------

Total

      $     2,218,885             $         284,883             $      1,934,002                       678.9

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $29,192 (44.2%), due to an increase in wages and wage related expenses as the Company increased personnel as a result of the private placement.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended March 31, 2012 versus the same period last year by $1,917,226 (2,403.2%) due to: an increase of $224,900 in common shares issued for services rendered, and for professional fees related to the private placement in the three months ended March 31, 2012 which includes fees earned by the placement agent of $267,249 in cash paid out of closing, and $1,293,509 in value of the Series E Preferred Stock Warrant.

Insurance costs in the three months ended March 31, 2012, were $0 compared to $1,458 for the same period in 2011, a decrease of $1,458 (100%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring. This policy was renewed in April 2012.

Rent decreased by $4,882 (100%) to $0 in the three months ended March 31, 2012, as compared to $4,882 for the same period in 2011, due to the Company’s relocation of their corporate offices and the ceasing of rent associated with their sperm bank operations.

Travel expense for the three months ended March 31, 2012 of $16,782 compared to the same period for 2011 of $11,487, or an increase of $5,295 (46.1%). The increase in travel related to meetings in Miami to finalize certain contracts.

Miscellaneous expense decreased by $12,048 (44.2%) to $15,237 for the three months ended March 31, 2012, as compared to $27,285 for the same period in 2011. The decrease was due to the Company’s lack of cash flow until private placement occurred in early March 2012.

Depreciation expense in our operating expenses for the three months ended March 31, 2012 of $94,582 compared to the same period for 2011 of $93,905 increased as a result of the amortization of the license and the patents.

Stock-based compensation, which represents a noncash expense category, represents stock-based compensation to consultants under various contracts. During the three months ended March 31, 2012 and 2011, the Company recognized $0 and $0 in stock-based compensation expense for consultants.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the three months ended March 31, 2012 was $24,987 compared to other expense of $19,373 for the same period last year. The increase in other income from 2011 of $44,360 is the result of the forgiveness of payables related to the settlement of a claim for legal services of $43,812.

Net Loss and Net Loss per Share.  Net loss for the three months ended March 31, 2012 was $2,192,193, compared to $299,524 for the same period in 2011, for an increased net loss of $1,892,669. Net loss per share for the three months ended March 31, 2012 was $0.28 compared to $0.06 in the same period for 2011, based on the weighted average shares outstanding of 7,805,886 and 5,365,706, respectively. The increased net loss for the first quarter of 2012 compared to the same period in 2011 arose from the following: (i) decreased net revenue of $6,460, (ii) decreased cost of sales of $2,794, (iii) increased salary and benefit costs of $29,192, (iv) increased professional fees of $1,917,226, (v) a decrease in insurance costs of $1,458, (vi) increased travel and entertainment costs of $5,295, (vii) a decrease in miscellaneous costs of $12,048, (viii) a decrease in rent expense of $4,882, (ix) increased depreciation expense of $677, and (x) an increase in other net non-operating income of $44,360.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31
Category	2012	2011

Net cash provided (used) in operating activities	$ (503,207)	$ (26,552)
Net cash provided (used) in investing activities	(14,717)	(9,560)
Net cash provided by financing activities	3,717,366	37,019

Net increase (decrease) in cash	$ 3,199,442	$ 907

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2012, was $503,207, compared with net cash used in operating activities of $26,552 during the same period for 2011, or an increase in the use of cash for operating activities of $476,655. The decrease in the use of cash is due to: (i) increased net (loss) of $1,892,669 offset by the value of the preferred stock warrants issued to the placement agent of $1,293,509, a decrease in prepaid expenses of $122,000 and a decrease in accounts payable of $268,943.

Net Cash Used in Investing Activities

In 2012 and 2011, the only investing activities were the increase in costs associated with filing patents of $14,717 and $9,560, respectively.

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $3,717,366 for the three months ended March 31, 2012 compared with $37,019 for the same period in 2011, or an increase of $3,680,347. Of the 2012 proceeds from financing activities, the majority was from the private placement funding from the investors in the SPA. The private placement enabled the Company to commence moving forward with their development of their patented technology and pay down a portion of their liabilities. In 2011, 100% was from the issuance of new debt to related parties from cash infused into the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to continue their development. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the three months ended March 31, 2012 by $3,199,442, compared to an increase in cash and cash equivalents during the same period in 2011 of $907. As outlined above, the increase in cash and cash equivalents for the current fiscal period was the result of; (i) an increase in cash used in operating activities of $209,406, (ii) an increase in cash used for investing activities of $272,406, and (iii) an increase in cash provided by financing activities of $3,680,347.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	March 31, 2012	December 31, 2011

Cash and cash equivalents	$ 3,199,455	$ 13

Current assets	3,967,123	230,266
Current liabilities	6,641,346	7,038,600
Working capital (deficit)	$ (2,674,223)	$ (6,808,334)

At March 31, 2012, we had a working capital deficit of $2,674,223, compared with a working capital deficit at December 31, 2011 of $6,808,334, a decrease in working capital deficit of $4,134,111. As of March 31, 2012, the Company had cash and cash equivalents of $3,199,455 as compared to $13 on December 31, 2011. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

Additional Capital

To the extent that additional capital is raised through the sale of our equity or equity-related securities of our subsidiaries, the issuance of our securities could result in dilution to our stockholders. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on terms acceptable to satisfy our cash requirements, implement our business strategies, If we are unable to access the capital markets or obtain acceptable financing, our results of operations and financial condition could be materially and adversely affected.  We may be required to raise substantial additional funds through other means. We have not begun to receive revenues from our cord blood services or cosmeceutical sales at this point. Management may seek to raise additional capital in addition to the private placement completed in March 2012 through one or more equity or debt financings or through bank borrowings.  We cannot assure our stockholders that our technology and products will be commercially accepted or that revenues will be sufficient to fund our operations.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of March 31, 2012 and December 31, 2011.

Financial Condition, Going Concern Uncertainties and Events of Default

During the three months ended March 31, 2012, Proteonomix’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $3,212,409 including accrued salaries due to our management of $1,701,667. Also, our Senior Officer’s net outstanding loans were $692,931. The Company did close on a private placement during March 2012, which netted them approximately $3,500,000. These funds will be utilized in the continuance of the development of the Company’s technology and repay certain long outstanding payables.

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

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Except as disclosed in Note 2 of our 2011 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three month period ended March 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff until April 2012, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at March 31, 2012.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2012.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•

We intend to appoint additional members to our board of directors in 2012 and establish an audit committee.

•

We have hired additional staff in 2012 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP however as of March 31, 2012, no changes have occurred.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has recently been sued by Wolf Axelrod for $38,000. The Company intends to vigorously defend this action.  The Company has also been advised that John Hopkins University will seek to collect against National Stem Cell, Inc. on its $90,000 judgment.  The Company has also been threatened with litigation by Fred Grant on a contract balance.  The Company intends to vigorously defend this action if brought.

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

The former CFO of the Company, Robert Kohn, has threatened litigation regarding an amount due under a Separation Agreement in the amount of $156,000.  The Company believes that it has meritorious defenses to the claim and intends to vigorously contest any lawsuit concerning this matter.

On April 24, 2012, the Company was served with a subpoena from the United States Securities and Exchange Commission pursuant to a formal investigation “In the Matter of Proteonomix, Inc. HO-11836”.

A former law firm that has entered bankruptcy claims that the Company owes it approximately $200,000.  The Company is presently negotiating with the Trustee regarding payment of the debt.

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

As of March 31, 2012, we had a working capital deficit of approximately $2,674,223. During the three months ended March 31, 2012, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $629,297, and accrued salaries due our executive officers in the amount of $1,701,667. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

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

•

Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for the period ended March 31, 2012 (Unaudited) and December 31, 2011 (ii) the Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2012 and September 30, 2011,  (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

Date: June 13, 2012