Form 10-Q
period 2012-06-30
PROTEONOMIX, INC.
filed 2012-08-21
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

 X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.

000-53750

PROTEONOMIX, INC.

(Exact Name of Registrant As Specified In Its Charter)

Delaware	45-5185575
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

140 East Ridgewood Avenue, Suite 415, Paramus, NJ 07652

 (Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 949-4195

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of August 20, 2012, was 7,910,556.

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

22

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

35

    ITEM 4. CONTROLS AND PROCEDURES

35

PART II.  OTHER INFORMATION

36

   ITEM 1.

LEGAL PROCEEDINGS

36

   ITEM 1A.

RISK FACTORS

37

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

37

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

37

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

37

   ITEM 5.

OTHER INFORMATION

37

   ITEM 6.

EXHIBITS

37

   SIGNATURES

39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$ 2,398,357	$ -
Inventory	-	-
Prepaid expenses	385,000	18,000
Current assets held under discontinued operations	-	212,266

Total Current Assets	2,783,357	230,266

Fixed assets, net of depreciation	31,885	22,779

Other Assets:
Intangible assets, net of amortization	274,193	253,050
Intellectual Property License, net of amortization	2,664,818	2,834,909

Total Other Assets	2,939,011	3,087,959

TOTAL ASSETS	$ 5,754,253	$ 3,341,004
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,104,000	$ 1,104,000
Obligation to issue Series D Preferred stock	-	201,539
Derivative liability	405,052	-
Current portion of notes payable - related parties	599,154	828,956
Advance - related parties	1,500	-
Current portion of convertible note	1,518,256	1,548,500
Accounts payable and accrued expenses	2,710,490	3,241,661
Current liabilities held under discontinued operations	-	113,944

Total Current Liabilities	6,338,452	7,038,600

Total Liabilities	6,338,452	7,038,600

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Preferred stock Series D - 344,000 and 0 shares issued and outstanding	344	-
Preferred stock Series E - 3,804 and 0 shares issued and outstanding	4	-
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 7,910,556 and 7,685,556 shares issued and outstanding	7,911	7,686
Additional paid-in capital	20,558,749	17,046,337
Accumulated deficit	(21,151,457)	(20,751,869)

Total Stockholders’ Equity (Deficit)	(584,199)	(3,697,596)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 5,754,253	$ 3,341,004

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDUTED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
OPERATING REVENUES
Sales	$ -	$ -	$ -	$ -

COST OF GOODS SOLD
Inventory - beginning	-	-	-	-
Purchases	-	-	-	-
	-	-	-	-
Inventory - end	-	-	-	-
Total Cost of Goods Sold	-	-	-	-

GROSS PROFIT	-	-	-	-
OPERATING EXPENSES

Wages and wage related expenses	268,985	131,354	173,706	65,267
Professional, consulting and marketing fees	2,297,020	65,237	312,015	13,758
Research and development	257,666	209,695	143,837	107,939
Other general and administrative expenses	133,910	76,070	61,588	42,098
Depreciation and amortization	18,955	19,189	9,420	10,332
Total Operating Expenses	2,976,536	501,545	700,566	239,394

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,976,536)	(501,545)	(700,566)	(239,394)

Forgiveness of payables	838,581	-	794,768	-
Fair value of derivative liability	2,342,152	-	1,410,007	-
Interest income (expense), net	(32,802)	(38,855)	(13,977)	(19,482)
Total Other Income (expense)	3,147,931	(38,855)	2,190,798	(19,482)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES - CONTINUING OPERATIONS	171,395	(540,400)	1,490,232	(258,876)
Provision for Income Taxes	-	-	-	(54)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	171,395	(540,400)	1,490,232	(258,930)

DISCONTINUED OPERATIONS
Gain on disposal of subsidiary	10,424	-	10,424	-
Gain (loss) from discontinued operations	1,705	(33,270)	-	(15,308)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	12,129	(33,270)	10,424	(15,308)

NET INCOME (LOSS)	$ 183,524	$ (573,670)	$ 1,500,656	$ (274,238)

NET EARNINGS (LOSS) PER BASIC SHARES
From continuing operations	$ 0.02	$ (0.09)	$ 0.19	$ (0.04)
From discontinued operations	0.00	(0.01)	0.00	(0.00)
	$ 0.02	$ (0.10)	$ 0.19	$ (0.04)

NET EARNINGS (LOSS) PER DILUTED SHARES
From continuing operations	$ 0.02	$ (0.09)	$ 0.07	$ (0.04)
From discontinued operations	0.00	(0.01)	0.00	(0.00)
	$ 0.02	$ (0.10)	$ 0.07	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (BASIC)	7,846,957	5,832,592	7,888,029	6,294,347

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (DILUTED)	7,846,957	5,832,592	20,305,161	6,294,347

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)
	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING ACTIVITIES
Net income (loss)	$ 183,524	$ (540,400)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization including amortization in research and development costs	189,050	189,284
Consulting services rendered for convertible note	82,006	-
Common stock issued for consulting services and prepaid expenses	253,250	20,600
Preferred warrants issued to placement agent	1,293,509	-
Fair value adjustment on derivative liability	(2,342,152)	-
Forgiveness of payables	-	-
Obligation to issue common shares - services	-	-
Obligation to issue Series D Preferred shares - services		-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	20,763	-
(Increase) decrease in inventory	191,490	-
Decrease in prepaid expenses	(293,000)	-
Increase in derivative liability	405,052
Increase (decrease) in accounts payable and
and accrued expenses	(1,048,998)	499,192
Total adjustments	(1,249,030)	709,076
Net cash provided by (used in) operating activities	(1,065,506)	168,676
CASH FLOWS FROM INVESTING ACTIVITES
Acquisition of equipment	(12,635)	-
Increase in patent fees	(36,569)	(9,560)
Net cash (used in) investing activities	(49,204)	(9,560)
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds received from private placement	3,751,891	-
Proceeds (repayment) from convertible notes payable	(112,250)	-
Proceeds (repayment) from notes payable - related parties	(129,792)	82,233
Advance from related party	1,500	-
Net cash provided by financing activities	3,511,349	82,233
DISCONTINUED OPERATIONS
Operating activities	1,705	(240,853)
Investing activities	-	-
Financing activities	-	-
	1,705	(240,853)
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	2,398,344	496
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	13	18
CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,398,357	$ 514
CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -
SUPPLEMENTAL NONCASH INFORMATION:
Common stock issued for consulting services	$ 253,250	$ 20,600
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ -	$ 515,000
Deferred financing fees recorded for issuance of warrants	$ 256,762	$ -
Stock options issued for the license	$ -	$ -
Conversion of obligation to issue common shares to convertible note	$ -	$ -
Conversion of obligation to issue common shares to obligation to issue
Series D Preferred shares	$ -	$ -
Issuance of Series D Preferred Stock for Obligation to issue Series D Preferred shares	$ 201,539	$ -
Issuance of Series D Preferred Stock in conversion of convertible note	$ 100,000	$ -
Common stock issued for prepaid consulting services	$ 660,000	$ 48,000
Consulting services rendered for convertible note	$ 82,006	$ -

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

Prior to April 30, 2012, the Company owned and operated seven subsidiaries, The Sperm Bank of New York, Inc., Proteoderm, Inc., National Stem Cell, Inc., PRTMI, StromaCel, Inc., XGen, LLC, and Thor Biopharma.  On April 30, 2012, the Company disposed of its lone operating subsidiary, The Sperm Bank of New York, Inc. The sale resulted in a gain of $10,424, which represented the net value of the net assets as of April 30, 2012. There was no activity in this subsidiary during the month of April, and the Company entered into the development stage as of April 1, 2012 while they further their research and development of their core technology.

The Company is a biotechnology company engaged in the discovery and development of cell therapeutic products. The Company is developing pre-clinical-stage therapeutic agents and treatments for cancer, diabetes, heart, lung, and kidney diseases as well as for bone marrow and organ transplants. The Company’s discoveries involve cell treatments.

.

On June 18, 2012, the Company entered into an Exclusive License Agreement with Ian McNiece, the Company’s Chief Scientific Officer (the “Licensor”). Under the terms of the Exclusive License Agreement, the Licensor hereby grants to the Company an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses to the Technology, Licensed Products, Licensed Improvements and Patents as noted in the agreement.

The Company will pay the Licensor the amounts set forth herein upon the first occurrence of each of the following milestone events: (1) License fee (upon execution of the agreement) - $100,000; (2) Agreement with a third party related to this technology - $250,000 and 50,000 shares of common stock; (3) Successful patent issue - $50,000; (4) Isolation of the active factor for tumor inhibition - $50,000; (5) Initiation of the Phase I clinical trial of the Licensed Products - $100,000; and (6) Grant by or marketing approval of the Licensed Product in the US (FDA) or Europe - $500,000. The license fee due upon execution was paid on June 18, 2012.

Upon the First Commercial Sale of Licensed Product, the Company shall pay to the Licensor a royalty of three percent (3%) of Net Sales of a Licensed Product during the Royalty Term, as described therein. In addition, the Company shall pay to Licensor an amount equal to three percent (3%) of the Sublicense Fee received from any Sublicense.

Going Concern

. During the six-month period ended June 30, 2012, the Company spent most of their time furthering the research and development of their core technology.  The Company has not produced sufficient funds for profitable operations and have incurred significant operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2012 on these products. We have outstanding trade and accrued payables of $2,127,378 including accrued salaries due to our management of, $1,732,500, and loans from our Chief Executive Officer’s of $588,797.

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses from operations aggregating $2,976,536   and $501,545 for the six months ended June 30, 2012 and 2011 respectively.  In addition, the Company has a working capital deficit in the amount of $2,971,983 as of June 30, 2012. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments. For the six months ended  June 30, 2012 , the Company also reduced accounts payables by $838,581, recognized a Fair value of derivative liability aggregating $2,342,152, interest income net aggregated $32,802 and the Company had a gain from discontinued operations of $12,129 for a net income of $183,524.

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

We are currently spending or incurring (and accruing) expenses of approximately $180,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $3,000,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. In December 2011, the Company received $150,000 in the form of a convertible note. The proceeds of this note went to pay for the Company’s share to fund the Company’s $105,000 commitment to the University of Miami, which was returned on April 10, 2012, for the clinical trial to be conducted by the University of Miami, and to pay for certain accrued professional fees and director and officer insurance coverage.  This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial.

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million. Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”). In accordance with the Placement Agent Agreement, the placement agent received as a fee, cash in the amount of $267,249 and a Series E Preferred Stock Purchase Warrant, enabling the placement agent to subscribe for and purchase from the Company up to 266.3494 shares of Series E Preferred Stock, and 62,670 of each of the Series A, B and C Common Stock Warrants. This Series E Preferred Stock Purchase Warrant was valued at $1,293,509, and has been expensed during 2012.

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

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. Certain of these costs may be reduced by government grants and investment tax credits where applicable. The Company has never had any government grants or investment tax credits. Or the six months ended June 30, 2012 and 2011, the Company has an aggregate of $257,666 and $209,695 respectively.

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

Revenue Recognition

The Company when they had sperm bank operations recognized revenue for the sales of its donor sperm samples, when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection was probable. The Company assessed whether the fee was fixed and determinable based on the payment terms associated with the transaction.

If a fee was based upon a variable such as acceptance by the customer, the Company accounted for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. The Company assessed the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determined that collection of a fee was not reasonably assured, revenue was deferred until the time collection became reasonably assured.

Accounts Receivable

The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is no allowance for doubtful accounts at June 30, 2012.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2012 no additional accrual for income taxes is necessary.

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

The following is a reconciliation of the computation for basic and diluted EPS:

June 30, 2012

June 30, 2011

Net loss

  $ (411,717)

 $  (573,670)

Weighted-average common shares

Outstanding (Basic)

    7,846,957

     5,832,592

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Series D Preferred Stock

    3,440,000

-

Series E Preferred Stock

       895,291

-

Warrants

    2,685,873

-

Stock options

    1,122,498

     1,122,498

Convertible Notes into Series D

           6,923

-

Convertible Notes into common

    2,266,547

     4,587,500

Weighted-average commons shares

Outstanding (Diluted)

  20,264,089

   13,542,590

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information".  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in four distinct reporting segments, as of June 30, 2012 and for the six months ended June 30, 2012 and four distinct reporting segments as of June 30, 2011 and for the six months ended June 30, 2011.

Inventory

Inventory was valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. All remaining inventory as of March 31, 2012 of $190,905 which consisted of donor’s sperm samples were sold in the disposition of The Sperm Bank of New York, Inc.

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

NOTE 3 -FIXED ASSETS

Fixed assets as of June 30, 2012 (unaudited) and December 31, 2011 were as follows:

Estimated

Useful Lives            June 30,       December 31,

(Years)                        2012                  2011

Computer Equipment

5

$ 25,916

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

   28,350               28,350

   81,114               68,479

Less: accumulated depreciation

  (49,229)            (45,700)

Fixed assets, net

$ 31,885            $ 22,779

There was $3,529 and $4,575 charged to operations for depreciation expense for the six months ended June 30, 2012 and 2011, respectively.

NOTE 4 - INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE

Intangible assets as of June 30, 2012 (unaudited) and December 31, 2011 were as follows:

Estimated

Useful Lives    June 30,           December 31,

(Years)              2012                         2011

Patents and Trademarks

10

       $337,730

           $301,161

Less: accumulated amortization

       (63,537)                   (48,111)

Intangible assets, net

      $ 274,193                 $ 253,050

The Intellectual Property License as of June 30, 2012 (unaudited) and December 31, 2011 were as follows:

Estimated

Useful Lives      June 30,            December 31,

(Years)              2012                           2011

Intellectual Property License

10

       $3,401,894

     $3,401,891

Less: accumulated amortization

          (737,076)            (566,982)

Intellectual Property License, net                                                      $ 2,664,818       $  2,834,909

There was $185,520 and $184,709 charged to operations for amortization expense for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5 - RELATED PARTY LOANS

The Company has unsecured loans and advances from officers of $599,154 as of June 30, 2012. The loans and advances are considered short-term. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the six months ended June 30, 2012 and 2011 on these loans are $10,137 and $10,894, respectively, and accrued for as of June 30, 2012 on these loans amounts to $33,311. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and other senior management of the Company totaling $1,732,500 as of June 30, 2012. This amount has been included in current liabilities on the consolidated balance sheets. In January 2011, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

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

The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. There were conversions of $591,500 into 1,500,000 shares of common stock in the year ended December 31, 2011. In addition, this company issued there shares equivalent to $90,000 to a third party for services during the year ended December 31, 2011, and the Company added the $90,000 to the note balance. During the six months ended June 30, 2012, this company paid $82,006 in expenses on behalf of the Company, and this amount has been added to the note balance. During the six months ended the Company repaid $7,250 of this note. As of June 30, 2012 the balance on the convertible note is $1,473,256. The Company has reflected this note as a current liability as it is due on demand. The interest expense for the six months ended June 30, 2012 and 2011 are $21,852 and $27,961, respectively and accrued for on the note as of June 30, 2012 is $73,369.

On December 23, 2011, the Company entered into a convertible promissory note with an individual in the amount of $150,000. The convertible promissory note bears interest at 8% per annum and matures on December 23, 2016. This individual shall have the right to convert all or part of the principal and interest into the Class D Preferred Stock of the Company during the time period commencing December 23, 2011 and ending upon the repayment of the convertible promissory note. This convertible promissory note shall be convertible at a price equal to ten times the average price of the Company’s common stock in the open market based upon the average of the closing bid prices for the common stock for the twenty trading days prior to receipt by the Company of the Election of Conversion less 12% percent. In April 2012, $105,000 of this note was repaid leaving a balance of $45,000 at June 30, 2012. The interest expense for the six months ended June 30, 2012 and 2011 is $4,097 and $0, respectively and accrued as of June 30, 2012 is $4,327.

NOTE 7 - LICENSING AGREEMENTS

The John Hopkins University

In March 2006, the Company subsidiary, National Stem Cell, Inc. (NSC) entered into an intellectual property licensing agreement with The John Hopkins University (“JHU"). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.

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

During the third and fourth quarters of 2010, NSC made payments totaling $100,000 towards this obligation. The Company and JHU agreed on a settlement and during June 2012, the Company paid $85,000 to JHU to settle all outstanding amounts due to JHU.

The Stromal Cell Technology License

On June 18, 2012, the Company entered into an Exclusive License Agreement with Ian McNiece, the Company’s Chief Scientific Officer (the “Licensor”). Under the terms of the Exclusive License Agreement, the Licensor hereby grants to the Company an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses to the Technology, Licensed Products, Licensed Improvements and Patents as noted in the agreement.

The Company will pay the Licensor the amounts set forth herein upon the first occurrence of each of the following milestone events: (1) License fee (upon execution of the agreement) - $100,000; (2) Agreement with a third party related to this technology - $250,000 and 50,000 shares of common stock; (3) Successful patent issue - $50,000; (4) Isolation of the active factor for tumor inhibition - $50,000; (5) Initiation of the Phase I clinical trial of the Licensed Products - $100,000; and (6) Grant by or marketing approval of the Licensed Product in the US (FDA) or Europe - $500,000. The license fee of $100,000 was paid in June 2012.

Upon the First Commercial Sale of Licensed Product, the Company shall pay to the Licensor a royalty of three percent (3%) of Net Sales of a Licensed Product during the Royalty Term, as described therein. In addition, the Company shall pay to Licensor an amount equal to three percent (3%) of the Sublicense Fee received from any Sublicense.

NOTE 8 - COMMITMENTS

Lease Agreement

The Company in 2012 commenced sub leasing office space in the offices of their attorneys. The Company utilizes a few offices on a month to month basis. The Company has paid $2,500 for the six months ended June 30, 2012.

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

During the six months ended June 30, 2012, the Company settled all amounts due to Wolfe, Axelrod and Weinberger and no balance remains open as of June 30, 2012. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.

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

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through June 30, 2012, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing. This agreement had expired in January 2012 and has not been extended.

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

A former law firm that has entered bankruptcy claims that the Company owes it approximately $200,000.  The Company in the six months ended June 30, 2012 settled the outstanding debt in the amount of $100,000, with the remaining amounts forgiven.

NOTE 9 -STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2012, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.

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

On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million. Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”). In accordance with the Placement Agent Agreement, the placement agent received as a fee, cash in the amount of $267,249 and a Series E Preferred Stock Purchase Warrant, enabling the placement agent to subscribe for and purchase from the Company up to 266.3494 shares of Series E Preferred Stock, and 62,670 of each of the Series A, B and C Common Stock Warrants. This Series E Preferred Stock Purchase Warrant was valued at $1,293,509, and has been expensed in the six months ended June 30, 2012.

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

June 30, 2012

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

Common Stock

In the six months ended June 30, 2012, the Company issued 225,000 shares valued at $913,250 for services rendered and prepaid expenses as one of the share issuances is for services to be rendered through January 31, 2013.

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

June 30, 2012
Warrants	Number	Exercise Price	Term
Outstanding at Beginning of the Year	0
Series A Warrants	895,291	4.25	5 years
Series B Warrants	895,291	4.25	1 year 2 weeks
Series C Warrants	895,291	4.25	5 years

Warrants Outstanding at June 30, 2012	2,685,873

Options

June 30, 2012 and 2011
Stock Options	Number	Exercise Price	Term
Outstanding at Beginning of the Year	1,122,498	$3.55 - $5.00	5 Years
Cancelled options Options Outstanding at June 30, 2012	1,122,498

NOTE 10 -

PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At June 30, 2012, deferred tax assets consist of the following:

Net operating losses

$ 7,311,228

Valuation allowance

(7,311,228)

$

-

At June 30, 2012, the Company had a net operating loss carry-forward in the amount of $20,568,345 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2012 and 2011 is summarized as follows:

June 30, 2012

      June 30, 2011

Federal statutory rate

(34.0%)

                                  (34.0%)

State income taxes, net of federal benefits

3.3

                                          3.3

Valuation allowance

30.7

                                        30.7

0

%

                0%

NOTE 11 -

FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value	Fair value measurement using
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Money Market	$2,164,934	$2,164,934	$–	$–
			–	–
Total Assets	$2,164,934	$2,164,934	$–	$–
Liabilities:
Common stock warrant liability	$405.052	$–	$–	$405,052

	Fair Value	Fair value measurement using
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money Market	$-	$-	$–	$–
			–	–
Total Assets	$-	$-	$–	$–

Liabilities:
Common stock warrant liability	$-	$–	$–	$-0-

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2012:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2011	$-0-

Change in fair value of common stock warrant liability	405,052
Balance at March 31, 2012	$405,052

(1) See, Note 6 – Common Stock Warrant Liability.

The significant unobservable inputs used in the fair value measurement of the  common stock warrant are the historical volatility of our common stock market price, expected term of the applicable warrants, and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the measurement date. In addition to the significant unobservable inputs noted above, the fair value measurement of the 2012  five-year warrants also takes into account the closing price of our common stock on the measurement date, and an assumption of the likelihood and timing of the occurrence of an event that would result in an adjustment to the exercise price in accordance with the anti-dilutive pricing provisions in the warrant. Any significant increases or decreases in the unobservable inputs, with the exception of the risk-free interest rate, would result in significantly higher or lower fair value measurements.

Significant Unobservable Input Assumptions of Level 3 Valuations	March 31, 2012	December 31, 2011

Historical Volatility	89% - 113%
Expected Term (in years)	5
Risk-free interest rate	0.33% - 0.78%

NOTE 12 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI, Thor and StromaCel.

Operating segment data for the six months ended June 30, 2012 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank (Discontinued)	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$ -	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2,976,536	$-	$-	$-		$2,976,536
Depreciation and amortization	$18,955	$ -	$ -	$ -		$$18,955
Other income (expense)	$3,147,931		$ -			$3,147,931
Net income (loss)	$3,04579	($1,850)	$51,678	($75)	($170,810)	($183,523)
Segment assets	$2,928,079	$201,500	$-	$-	$2,624,675	$5,754,254
Fixed Assets, net of depreciation	$31,885	$ -	$ -	$ -	$ -	$31,885

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the six months ended June 30, 2011 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$11,979	$ -	$ -	$11,979
Cost of sales	$ -	$ -	$7,161	$ -	$ -	$7,161
Gross profit	$ -	$ -	$4,818	$ -	$ -	$4,818
Operating expenses	$312,262	$-	$38,087	$-	$170,095	$520,444
Depreciation and amortization	$19,189	$ -	$ -	$ -	$-	$19,189
Other income (expense)	($36,053)	($1,840)	$ -	($74)	($888)	($38,855)
Net (loss)	($367,054)	($1,840)	($33,269)	($74)	($170,983)	($573,670)
Segment assets	$306,738	$-	$206,341	$-	$3,005,004	$3,573,815
Fixed Assets, net of depreciation	$27,353	$ -	$ -	$ -	$ -	$27,353

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

NOTE 13 – POTENTIAL COVENANT VIOLATION

In accordance with the Registration Rights Agreement, the Company failed to timely file their Registration Statement on Form S-1 five days after the filing of their Annual Report on Form 10-K. As a result, the Company is obligated to pay a penalty of 1.5% of the gross proceeds received. Gross proceeds amounted to $3,804,991, and 1.5% of those proceeds amounts to $57,075.  This amount has  been accrued.

NOTE 14 – SALE OF THE SPERM BANK OF NEW YORK, INC. / DISPOSITION OF SUBSIDIARY

Effective April 1, 2012, the Company sold their operating subsidiary, The Sperm Bank of New York, Inc. for forgiveness of debt. As a result, the Sperm Bank of New York, Inc. received all remaining inventory and outstanding accounts receivable as of March 31, 2012. There was no activity in April 2012 for this entity. The result of the transaction was a gain on disposal of $10,424.

As a result of this sale, the Company effective April 1, 2012, became a development stage company, as it continues the development of its core technology.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed entity shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.  Summarized financial information for discontinued operations for the periods ended June 30, 2012 and 2011 are as follows:

Balance Sheet at March 31, 2012:

Cash

 $                       13

Accounts receivable

                   20,763

Inventory

  190,905

Accounts payable and accrued expenses                       (222,105)

Gain on disposition of SBNY

$                10,424

Results of operations – June 30, 2012

Revenues

$                2,290

Cost of revenues                                                                (585)

General and administrative                                                     -

Gain from discontinuing operations             $                 1,705

Results of operations – June 30, 2011

Revenues

             $                11,979

Cost of revenues                                                              (7,161)

General and administrative                                            (38,088)

Loss from discontinuing operations             $               (33,270)

NOTE 15 - Subsequent events

Subsequent to the date of the financial statements, the Company entered into a license agreement with Ian McNiece, an officer and director of the Company, related to Stromal Cell Technology.

Subsequent to the date of the financial statements, the Company was served with a Complaint by ten of its fourteen investors in the Series E Preferred Stock offering, seeking damages for alleged contractual violations of the Registration Rights Agreement executed in the first quarter of 2012 and alleged misrepresentations related to the University of Miami clinical testing. With respect to the latter the Company has meritorious defenses and will vigorously defend the suit. The Company believes its liability for the contractual violations amounts to approximately $80,000.

Subsequent to the date of the financial statements, the Company sold the Sperm Bank of New York, Inc. to Albert Anouna, an unrelated party for forgiveness of debt. As a result, the Sperm Bank of New York, Inc. received all remaining inventory and outstanding accounts receivable as of March 31, 2012. There was no activity in April 2012 for this entity. The result of the transaction was a gain on disposal of $10,424.

Subsequent to the date of the financial statements, the Company filed an IND application with the FDA. On August 13, 2012, the Company received confirmation from the FDA that the Company would be allowed to proceed with the Phase I clinical trail of its UMK-121 combination drug therapy for ESLD patents.

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

Company Overview

Cosmeceuticals – We have developed a range of anti-aging products, which we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology.  As of December 31, 2011 the Company has not filed an IND with the FDA for its StromaCel treatment.  The Company intends to raise sufficient funds over the next twelve months in order to file such application with the FDA and to contract with third party to conduct such study and to retain the services of an IRB for such trial. Pre-clinical studies evidenced sufficient efficacy of similar cells used in StromaCel therapy to continue to pursue the utilization of the cells in a human clinical trial.  The benefit of using the cells to treat post-myocardial infarction is the anti-inflammatory effect of StromaCel on damaged cardiac tissue.

Business Model – We are seeking to establish an international network of laboratories through which we intend to reach market early for treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment. As of December 31, 2012, we have not established any network of laboratories either domestic or international.

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. THOR had negotiated an agreement with the University of Miami on a human clinical trial of UMK-121, but this trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial.

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

Cell Expansion – Once the desired cells have been identified, isolated, and converted for the desired result, the quantity must be dramatically increased in number. Current technology is generally limited to a five-generation increase in cells before differentiation (replication errors). We have developed a unique growth medium and matrix that currently shows many additional generations without differentiation. We have filed a patent application together with John Hopkins University and are currently prosecuting same.  This technology is distinguished from other technologies in the manner in which the cells are replicated. The technology involves the utilization of a cellular platform rather than other technologies that involve a device, such as Pluristem Therapeutics PluriX™ three-dimensional process.

Cryopreservation – The final step in treatment is the preservation of the material for storage and transport. We have developed a technology that decreases the numbers of cells lost during the cryopreservation and thawing process and further reduces the chances of contamination.

Proteoderm, Inc.

We have developed cosmeceutical products based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology, which we have assigned to our subsidiary, Proteoderm. “Cosmeceutical" is a word blended from “cosmetic" and “pharmaceutical" and is defined as a cosmetic with active pharmaceutical ingredients. Proteoderm introduced our cosmeceutical at the Anti-Aging Conference sponsored by the American Academy of Anti-Aging Medicine held in National Harbor, Maryland in August, 2008 by manning a kiosk and providing samples of our cosmeceutical kits to participants, primarily physicians and industry leaders.

Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, exfoliator and under eye cream under the brand name “Matrix NC-138."

We anticipate that the cosmeceutical kits will be ready for shipment to customers as soon as the production process is complete, estimated, in the fourth quarter 2012. This launch was delayed due to inability to manufactureNC-138 due to lack of funds.  We also recognized that we needed to have a INCI nomenclature, discussed herein below. Further, The Company also failed to complete a manufacturing agreement to produce the containers and packaging for its cosmeceutical line due to lack of sufficient funds. These impediments have been removed in large part and we anticipate signing the agreements to manufacture both the NC-138 and the packaging materials in the fourth quarter of 2012.

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

In ex vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Six volunteers from New York, New Jersey and Connecticut were asked to apply the cream twice daily for six weeks on the crow’s feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self assessment on the product given by panelists through a questionnaire. The studies were conducted during 2008 and 2009.

On the basis of the ex vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. We believe this from a totally subjective consideration of the aesthetic appearance of the subjects. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.

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

Although we believe that the results of our preliminary ex vivo studies are determinative of the efficacy of our cosmeceutical, we plan to perform a more formal and more extensive study for marketing purpose.  The multi-center efficacy study is on a larger scale than previous tests we have conducted of the effects of the Proteoderm skin care line on aged skin, particularly wrinkles. The study is designed as a split-face study (i.e. one half the face using our cosmeceutical and the other the creams or lotions presently used by the participants in the study), conducted over the course of a twelve-week period for 150 patients. We anticipate that the study will commence as soon as shipment of product begins as we anticipate having a sufficient number of cosmeceutical kits and other materials for the test. We plan to ship our kits to customers prior to the completion of the study.

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

patient logs; and

•

patient assessment forms.

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

The University of Miami had entered into an exclusive agreement with us to manufacture Matrix NC-138TM as a product for our subsidiary Proteoderm.. The agreement with University of Miami has expired and we were negotiating an extension.. However, the relationship with the University of Miami ended in April 2012 and the Company is now seeking other manufacturing facilities. There can be no assurance that a manufacturing agreement will be executed, or if executed, performed.

Thor Biopharma, Inc.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer, which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation, 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breachs the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights.

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

StromaCel intends to develop therapies using stromal cells, which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece-Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece-Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

 The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement. Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:

(a)

Upon or after bankruptcy, insolvency, dissolution or winding up or assignment for the benefit of creditors of the other Party (other than a dissolution or winding up for the purpose of reconstruction or amalgamation) or a petition is filed for any of the foregoing and is not removed within ninety (90) days; or

(b)

Upon or after the breach of any material provision of this Agreement by the other Party, including, with respect to Proteonomix if the breaching Party has not cured such breach within the thirty (30) day period following written notice of termination by the non-breaching Party.

7.3

Dispute Resolution. Notwithstanding anything in this Section 7.3 to the contrary, to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach under this Section 7.3, this Agreement will remain in effect and any termination of this Agreement under Section 7.3 will be suspended pending resolution of such disagreement between the Parties.

7.4

Effect of Termination; Surviving Obligations.

(a)

Upon termination of this Agreement, all rights and obligations of the Parties under this Agreement shall terminate, except as set forth in this Article.

(b)

Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents shall revert to the Licensor.

(c)

In the event that the license granted to Proteonomix is terminated in accordance with this Article, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth herein.

(d)

Expiration or termination of this Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under Articles 5, 6, 7, 8 and 9 shall survive expiration or termination of this Agreement.

The licensed technology utilizes human Stromal Stem Cells (“SSC”) derived from mesenchymal stem cells, also referred to as MSCs. SSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, SSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give SSCs the potential to treat a wide variety of medical conditions.

In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion. During August 2012, the McNiece Cohen Foundation, Inc., Stromacel, Inc. and PRTMI were reinstated in the State of Florida, all of them having gone inactive due to nonpayment of franchise taxes.  Being reinstated no issues are believed to exist regarding on-going business operations including, retention of the stromal cell technology currently licensed to StromaCel by the McNiece Cohen Foundation, Inc. continued development and license of UMK-121 by the Foundation; and continued development of our translational medicine business under PRTMI.

On June 18, 2012, the Company entered into an Exclusive License Agreement with Ian McNiece, the Company’s Chief Scientific Officer (the “Licensor”). Under the terms of the Exclusive License Agreement, the Licensor hereby grants to the Company an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses to the Technology, Licensed Products, Licensed Improvements and Patents as noted in the agreement.

The Company will pay the Licensor the amounts set forth herein upon the first occurrence of each of the following milestone events: (1) License fee (upon execution of the agreement) - $100,000; (2) Agreement with a third party related to this technology - $250,000 and 50,000 shares of common stock; (3) Successful patent issue - $50,000; (4) Isolation of the active factor for tumor inhibition - $50,000; (5) Initiation of the Phase I clinical trial of the Licensed Products - $100,000; and (6) Grant by or marketing approval of the Licensed Product in the US (FDA) or Europe - $500,000.

Upon the First Commercial Sale of Licensed Product, the Company shall pay to the Licensor a royalty of three percent (3%) of Net Sales of a Licensed Product during the Royalty Term, as described therein. In addition, the Company shall pay to Licensor an amount equal to three percent (3%) of the Sublicense Fee received from any Sublicense.

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies may make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the company does not believe that it will pursue the development of its Cord Blood Banking Model.

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

XGen Medical LLC

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). XGen Medical was established with the intention of conducting business in the global medical marketplace. Proteonomix planed on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical would create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.  Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCel was to provide XGen Medical with the technology to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.

Sperm Bank of New York

Reproductive Tissue Storage

The Sperm Bank of NY (“SBNY”) is principally engaged in the processing and cryogenic storage of Sperm. SBNY stores over 2,000 units of Sperm specimens. The specimens are stored in commercially available cryogenic storage units in a third party facility in Mountainside, NJ

Reproductive Tissue Storage

SBNY offers high quality and competitively priced reproductive tissue services that will include short and longer-term cryogenic storage, inter-facility transportation coordination, and special quarantined cryogenic storage for infectious disease positive specimens.

The reproductive tissue storage intends to assure clients of enhanced security for their family’s current and future biological tissue cryogenic storage needs. Reproductive tissue storage is also expected to assist clients with the facilitation of future possibilities available for their cryopreserved specimens, including donation for research, anonymous or direct donation.

Marketing

Marketing Approach

SBNY does not have an active Marketing program for its services and relies on Physician referral to obtain clients

Competition

SBNY believes that growth in the number of Sperm Cryo- Preservation facilities has subsided in the last few years. SBNY competes against many other local and national private sperm Banks. These competitors may have access to greater financial resources.

Government Regulation

SBNY is required to register with the State of New York and is subject to inspections by the state. As of December 31, 2011 SBNY was in compliance with its New York State regulatory requirements.

Federal and state laws govern SBNY’s ability to obtain and, in some cases, to use and disclose data that we may need to conduct certain activities. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. SBNY is not subject to HIPAA because SBNY does not engage in certain electronic transactions related to the reimbursement of healthcare providers and because tissue procurement and banking activities are exempt. However, the healthcare providers that collect sperm for SBNY’s customers are subject to HIPAA. The identifiable information shared is only what is permitted by HIPAA. In 2009, a portion of the American Recovery and Reinvestment Act of 2009 modified HIPAA under the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). While SBNY is still not subject to HIPAA for the reasons stated above SBNY may incur material expenses associated with compliance efforts. In addition, compliance may require management to spend substantial time and effort on compliance measures. If SBNY fails to comply with HIPAA, it could suffer criminal and civil penalties. The civil penalties could include monetary penalties ranging from $100 per violation to $1.5 million depending on the level of violation.

SBNY may also subject to local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances. These laws include the Occupational Safety and Health Act (“OSHA”), Environmental Protection Agency (“EPA”), and those of the local Department of Health.

Enacted in 1970, OSHA requires all employers to assure safe and healthful working conditions for working men and women through development and implementation of work standards, education, and training. OSHA enforces the standards developed under the Act, applicable to all employers in the U.S. and its territories.

The Environmental Protection Agency (EPA) governs the management and proper disposal of products and by-products or waste. These products must be disposed in a manner that does not adversely affect the environment from which it came or where disposed of. The Department of Health on the local level primarily regulates systems and associated equipment employed in recovery activities such as back-up generators; therefore, governing specific internal processes.

Evolving legislation and regulations governing sperm banking in various jurisdictions throughout the world may impact SBNY.

Sale of the Sperm Bank of New York

In April 2012, the Company sold the Sperm Bank to Albert Anouna, an unrelated party who owned Biogenetics and who had assisted the Company in operating the Sperm Bank since 2006. The sale price was the assumption of the liabilities owed to Mr. Anouna by the Company and the Sperm Bank in the amount of $222,105. The Sperm Bank was sold because it had incurred operating losses for several years and the capital needed to increase revenue was determined to have been better spent on our stem cell therapies and cosmetic products.

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

This trial was to commence in the first quarter of 2012. On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned.   This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial.

The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

On June 18, 2012, the Company entered into an Exclusive License Agreement with Ian McNiece, the Company’s Chief Scientific Officer (the “Licensor”). Under the terms of the Exclusive License Agreement, the Licensor hereby grants to the Company an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses to the Technology, Licensed Products, Licensed Improvements and Patents as noted in the agreement.

The Company will pay the Licensor the amounts set forth herein upon the first occurrence of each of the following milestone events: (1) License fee (upon execution of the agreement) - $100,000; (2) Agreement with a third party realted to this technology - $250,000 and 50,000 shares of common stock; (3) Successful patent issue - $50,000; (4) Isolation of the active factor for tumor inhibition - $50,000; (5) Initiation of the Phase I clinical trial of the Licensed Products - $100,000; and (6) Grant by or marketing approval of the Licensed Product in the US (FDA) or Europe - $500,000. The $100,000 was paid in June, 2013.

Upon the First Commercial Sale of Licensed Product, the Company shall pay to the Licensor a royalty of three percent (3%) of Net Sales of a Licensed Product during the Royalty Term, as described therein. In addition, the Company shall pay to Licensor an amount equal to three percent (3%) of the Sublicense Fee received from any Sublicense.

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception were a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking. his subsidiary was sold in April 2012.  We anticipate that later in 2012 we will commence sales of our Proteoderm products.

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $7,377,228  that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

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

Results of Operations (Continuing and Discontinued)

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating segment data for the six months ended June 30, 2012 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank (Discontinued)	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$ -	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2,976,536	$-	$-	$-		$2,976,536
Depreciation and amortization	$18,955	$ -	$ -	$ -		$$18,955
Other income (expense)	$3,147,931		$ -			$3,147,931
Net income (loss)	$3,04579	($1,850)	$51,678	($75)	($170,810)	($183,523)
Segment assets	$2,928,079	$201,500	$-	$-	$2,624,675	$5,754,254
Fixed Assets, net of depreciation	$31,885	$ -	$ -	$ -	$ -	$31,885

PRTMI RD is a wholly-owned subsidiary of PRTMI.

2011	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$11,979	$ -	$-	$11,979
Cost of sales	$ -	$ -	$7,161	$ -	$ -	$7,161
Gross profit	$ -	$ -	$4,818	$ -	$ -	$4,818
Operating expenses	$312,262	$-	$388,087	$ -	$170,095	$520,444
Depreciation and amortization	$19,189	$ -	$ -	$ -	$ -	$19,189
Other income (expense)	($36,053)	($1,840)	$ -	($74)	($888)	($38,855)
Net income (loss)	$(367,054)	($1,840)	($33,269)	($74)	($170,983)	($573,670)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

	37

Net Revenues.  Net revenues were $1,705 for the six month period ended June 30, 2012, compared to $11,979 for the comparable period in 2011, or a decrease of $10,274. The decrease is due to no income received for storage fees as the Company no longer charges this component as the Company winds down this segment. The segment was sold in April 2012 and is part of discontinued operations.

Cost of Sales.  Cost of sales for the six months ended June 30, 2012 was $585, compared to $7,161 during the same period in 2011, a decrease of $6,576. The decreased costs are the result of no activity for the six months ended June 30, 2012 as the Company winds down operations of the sperm bank services. The segment was sold in April 2012 and is part of discontinued operations.

Operating Expenses and Depreciation.  Operating expenses and depreciation for the six months ended June 30, 2012, increased $2,479,876 (459.6%) to $3,019,455 for 2012 as compared to $539,579 for the same period in 2011. The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month period ended June 30.

Wage and wage related costs	$ 268,985	$ 131,354	$ 137,631	104.8
Professional consulting and marketing fees	2,297,020	65,237	2,231,783	3,421.0
Research and development	257,666	209,695	47,971	22.9
Insurance costs	8,479	3,885	4,594	118.2
Rent - building and equipment	2,500	18,195	(15,695)	(86.3)
Travel and related	-	14,394	(14,394)	(100.0)
Miscellaneous expenses	122,931	39,505	83,426	211.2
Depreciation and amortization	18,955	19,189	(234)	(1.2)
Total	$ 2,976,536	$ 501,454	$ 2,475,082	493.6

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $137,631 (44.2%), due to an increase in wages and wage related expenses as the Company increased personnel as a result of the private placement.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the six months ended June 30, 2012 versus the same period last year by $2,231,783 due to: an increase of $238,650 in common shares issued for services rendered, and for professional fees related to the private placement in the three months ended March 31, 2012 which includes fees earned by the placement agent of $267,249 in cash paid out of closing, and $1,293,509 in value of the Series E Preferred Stock Warrant.

Research and development costs represent costs related to developing the Company’s technology. These costs include consulting fees, license fees, travel costs and amortization of the license fees. These costs increased $47,971  in the six months ended June 30, 2012 from $209,695 in 2011 to $257,666  in 2012.

Insurance costs in the six months ended June 30, 2012, were $8,479 compared to $3,885 for the same period in 2011, an increase of $4,594 (118.2%). The increase is attributed to the increase in policy limitations and the policy for D & O insurance. This policy was renewed in April 2012.

Rent decreased by $15,695 (86.3%) to $2,500 in the six months ended June 30, 2012, as compared to $18,195 for the same period in 2011, due to the Company’s relocation of their corporate offices and the ceasing of rent associated with their sperm bank operations.

Travel expense for the six months ended June 30, 2012 of $0 compared to the same period for 2011 of $14,394, or a decrease of $14,394 (100%). The decrease in travel is related to all of the travel costs in 2012 related to research and development activities.

Miscellaneous expense increased by $57,840 to $133,910 for the six months ended June 30, 2012, as compared to $76,070 for the same period in 2011. The increase was due to the Company’s private placement which enabled them to ramp up development again.

Depreciation expense in our operating expenses for the six months ended June 30, 2012 of $18,955 compared to the same period for 2011 of $19,189 decreased marginally as a result of the completion of the depreciation of certain depreciable assets.

38

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the six months ended June 30, 2012 was $3,147,931 compared to other expense of $38,855 for the same period last year. The increase in other income from 2011 of $3,109,076 is mostly the result of the forgiveness of payables related to the settlement of certain payables aggregating $838,581, which  includes $12,129 in the gain on disposition of SBNY, interest income of $32,802 recognition of an adjustment for the fair value of derivative liability of $2,342,152.

Net Loss and Net Loss per Share.  Net income  for the six months ended June 30, 2012 was $183,524, compared to a loss of $573,670 for the same period in 2011, for an reduction in  net loss of $757,194. Net profit  per share for the six months ended June 30, 2012 was $0.02 compared to a loss per share of  $0.10 in the same period for 2011, based on the weighted average shares outstanding of 7,846,957 and 5,832,592, respectively. The increased net profit  for the six months ended June 30, 2012 compared to the same period in 2011 arose from the following: (i) decreased net revenue of $10,274, (ii) decreased cost of sales of $6,576, (iii) increased salary and benefit costs of $47,971, (iv) increased professional fees of $2,231,783, (v) an increase in research and development costs of $47,971, (vi) an increase in insurance costs of $4,594, (vii) decreased travel and entertainment costs of $14,394, (viii) an increase in miscellaneous costs of $19,616, (ix) a decrease in rent expense of $15,695, (x) decreased depreciation expense of $234, and (xi) an increase in other net non-operating income of $271,946.

.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities and discontinued operations:

	Six Months Ended June 30
Category	2012	2011

Net cash provided (used) in operating activities	$ (1,065,506)	$ 168,676
Net cash (used) in investing activities	(49,204)	(9,560)
Net cash provided by financing activities	3,511,349	82,233
Discontinued operations	1,705	(240,853)
Net increase (decrease) in cash	$ 2,398,344	$ 496

Net Cash Used in Operations

Net cash used in operating activities for the six months ended June 30, 2012, was $1,065,506, compared with net cash provided by operating activities of $168,676 during the same period for 2011, or an increase in the use of cash for operating activities of $896,830. The decrease in the use of cash is due to: (i) increased net (loss) from continuing operations of $399,588 offset by the value of the preferred stock warrants issued to the placement agent of $1,293,509, a decrease in prepaid expenses of $293,000 and a decrease  in accounts payable of $1,048,998.

Net Cash Used in Investing Activities

In 2012 and 2011, the only investing activities were the increase in costs associated with filing patents of $36,569 and $9,560, respectively, and the acquisition of equipment in 2012 of $12,635.

33

Net Cash Provided by Financing Activities

Net proceeds from financing activities were $3,511,349 for the six months ended June 30, 2012 compared with $82,233 for the same period in 2011, or an increase of $3,429,116. Of the 2012 proceeds from financing activities, the majority was from the private placement funding from the investors in the SPA. The private placement enabled the Company to commence moving forward with their development of their patented technology and pay down a portion of their liabilities. In 2011, 100% was from the issuance of new debt to related parties from cash infused into the Company. Management is seeking, and expects to continue to seek to raise additional capital through equity or debt financings, including through one or more equity or debt financings to continue their development. However, there can be no assurance that the Company will be able to raise such additional equity or debt financing or obtain such bank borrowings on terms satisfactory to the Company or at all.

Cash and Cash Equivalents

Our cash and cash equivalents increased during the six months ended June 30, 2012 by $2,398,344, compared to an increase in cash and cash equivalents during the same period in 2011 of $496. The increase in cash and cash equivalents includes $2,275 and ($240,853) related to the change in cash from discontinued operations, which were all operating activities.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	June 30, 2012	December 31, 2011

Cash and cash equivalents (continuing operations)	$ 2,398,357	$ -

Current assets	2,783,357	230,266
Current liabilities	5,755,340	7,038,600
Working capital (deficit)	$ (2,971,983)	$ (6,808,334)

At June 30, 2012, we had a working capital deficit of $2,971,983, compared with a working capital deficit at December 31, 2011 of $6,808,334, a decrease in working capital deficit of $3,836,351. As of June 30, 2012, the Company had cash and cash equivalents of $2,398,357 as compared to $0 on December 31, 2011 (from continuing operations). The increase in cash is the net result of our operating, investing and financing activities outlined above. Effective April 1, 2012 our revenue generating activities and only operating subsidiary was sold. This subsidiary had not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables, although we have repaid some of these, and we have had increases in accrued expenses, most notably payroll to our management. We have started paying management as they have ramped up their efforts in the development of our core technology as a result of the financing that occurred in March 2012. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

In view of the above matters, realization of certain of the assets in the accompanying balance sheets is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of its future operations.

In addition, we have commenced the development stage as of April 1, 2012 as we have no revenue producing activities, as we enter the clinical trials. We anticipate that revenues will be generated by our Proteoderm products in 2012.

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

34

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current of future effect upon our financial condition or results of operations as of June 30, 2012 and December 31, 2011.

Financial Condition, Going Concern Uncertainties and Events of Default

During the six months ended June 30, 2012, Proteonomix’ entered the development stage, and prior to that the revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $2,127,378 including accrued salaries due to our management of $1,732,500. Also, our Senior Officer’s net outstanding loans were $599,164. The Company did close on a private placement during March 2012, which netted them approximately $3,500,000. These funds will be utilized in the continuance of the development of the Company’s technology and repay certain long outstanding payables.

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

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Except as disclosed in Note 2 of our 2011 Form 10-K, there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the six month period ended June 30, 2012.

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

35

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff until April 2012, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at June 30, 2012.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2012.

In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:

•

We intend to appoint additional members to our board of directors in 2012 and establish an audit committee.

•

We have hired additional staff in 2012 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP however as of June 30, 2012, no changes have occurred.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has recently been sued by Wolf Axelrod for $38,000. The Company settled this action for $35,000.  The Company has also been advised that John Hopkins University will seek to collect against National Stem Cell, Inc. on its $90,000 judgment.  The Company settled this for $85,000 in June 2012.

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

A former law firm that has entered bankruptcy claims that the Company owes it approximately $200,000.  The Company settled this debt in June 2012.

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

As of June 30, 2012, we had a working capital deficit of approximately $3,192,959. Effective April 1, 2012 our revenue generating activities and only operating subsidiary was sold. This subsidiary had not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables, although we have repaid some of these, and we have had increases in accrued expenses, most notably payroll to our management. We have started paying management as they have ramped up their efforts in the development of our core technology as a result of the financing that occurred in March 2012. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $588,797, and accrued salaries due our executive officers in the amount of $1,732,500. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference	Filed Herewith
Exhibit No.	Exhibit Description	Form	Filing Date
10.67 31.1	McNiece License Agreement Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEONOMIX, INC.
By: /s/ Michael Cohen Michael Cohen Chief Executive Officer (Principal Executive Officer)	By: /s/ Thomas Monahan Thomas Monahan Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 21, 2012

38