Form 10-K/A
period 2011-12-31
PROTEONOMIX, INC.
filed 2012-08-27
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K /A

(Amendment #1)

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

14 0 East Ridgewood Avenue, Suite 415, Paramus ~~5Highview Terrace, Hawthorne~~ , NJ 07 652 ~~506~~

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 949-419 5 ~~3~~

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

The number of shares outstanding of the registrant’s common stock, as of  August 20 ~~March 21~~ , 2012, was 7, 910 ~~885~~ ,556.

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1 – Business and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 1A - Risk Factors and Item 1 - Business of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A ~~-~~ – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A ~~-~~ – Risk   Factors in evaluating our forward-looking statements.

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

PROTEONOMIX, INC.

TABLE OF CONTENTS

PART I

~~4~~ 5

ITEM 1.     BUSINESS

~~4~~ 5

ITEM 1A.  RISK FACTORS

~~14~~ 25

ITEM 1B.  UNRESOLVED STAFF COMMENTS

~~21~~ 40

ITEM 2.  PROPERTIES

~~21~~ 40

ITEM 3.  LEGAL PROCEEDINGS

~~21~~ 40

PART II

~~21~~ 41

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES   ~~21~~ 41

ITEM 6.  SELECTED FINANCIAL DATA

~~22~~ 42

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

~~23~~ 42

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

~~40~~ 63

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

~~40~~ 63

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  ~~41~~ 63

ITEM 9A(T).  CONTROLS AND PROCEDURES

~~41~~ 64

ITEM 9B.  OTHER INFORMATION

~~42~~ 65

PART III

~~42~~ 65

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

~~42~~ 65

ITEM 11.  EXECUTIVE COMPENSATION

~~45~~ 68

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS   ~~50~~ 73

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

~~52~~ 74

ITEM 14.  PRINCIPAL ACCOUNTiNG FEES AND SERVICES

~~53~~ 75

PART IV

~~54~~ 76

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

~~54~~ 76

SIGNATURES

~~56~~ 79

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2

CONSOLIDATED BALANCE SHEETS

F-3

CONSOLIDATED STATEMENTS OF OPERATIONS

F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS

F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-7

PART I

ITEM 1.     BUSINESS

General Business Overview

We are a biotechnology company engaged in the discovery and development of   cell therapeutics, tissue banking services and cosmeceutical products. Our technologies are embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of   cells, a growth platform for   cells,  ~~,~~ a device to eliminate malformed  cells via filtration. We have developed products utilizing our intellectual property including but not limited to an anti-aging cosmeceutical based on our NC138 protein matrix UMK 121 and the StromaCel™ cardiac treatment.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products and technologies. ~~We have further developed an innovative business model for early commercialization and expedited FDA trials for our products and services through an international network of laboratories.~~

Company Overview

Cosmeceuticals – We have developed a range of anti-aging ~~and wound care pr~~ prod ~~od~~ ucts, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology ..  As of December 31, 2011 the Company has not filed an IND with the FDA for its StromaCel treatment.  The Company intends to raise sufficient funds over the next twelve months (please see “Risk Factors” associated with FDA trials at Page 25  ~~__~~ ) in order to file such application with the FDA and to contract with third party to conduct such study and to retain the services of an IRB for such trial. Pre-clinical studies evidenced sufficient efficacy of similar cells used in StromaCel therapy to continue to pursue the utilization of the cells in a human clinical trial.  The benefit of using the cells to treat post-myocardial infarction is the anti-inflammatory effect of StromaCel on damaged cardiac tissue.

Business Model – We are seeking to establish an international network of laboratories through which we intend to reach market earlyfor treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment. As of December 31, 2011, and the date of this report, we have not established any network of laboratories either domestic or international.

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. THOR ha d ~~s~~ negotiated an agreement with the University of Miami on ~~the implementation of~~  a human clinical trial of UMK-121, but this trial was terminated by the University in April, 2012 .. The Company is continuing to seek a new facility to conduct the trial.

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

~~5~~

Cryopreservation – The final step in treatment is the preservation of the material for storage and transport. We have developed a technology that decreases the numbers of cells lost during the cryopreservation and thawing process and further reduces the chances of contamination.

Proteoderm, Inc.

We have developed cosmeceutical products based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology , which we have assigned to our subsidiary, Proteoderm. “Cosmeceutical" is a word blended from “cosmetic" and “pharmaceutical" and is defined as a cosmetic with active pharmaceutical ingredients. Proteoderm introduced our cosmeceutical at the Anti-Aging Conference sponsored by the American Academy of Anti-Aging Medicine held in National Harbor, Maryland in August, 2008 by manning a kiosk and providing samples of our cosmeceutical kits to participants, primarily physicians and industry leaders.

Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, exfoli ator ~~ant~~ and under eye cream under the brand name “Matrix NC-138."

We anticipate that the cosmeceutical kits will be ready for shipment to customers as soon as the production process is complete, estimated, in the fourth quarter 2012. This launch was delayed due to inability to manufacture NC-138 due to lack of funds.  We also recognized that we needed to have a INCI nomenclature, discussed herein below. Further, The Company also failed to complete a manufacturing agreement to produce the containers and packaging for its cosmeceutical line due to lack of sufficient funds.These impediments have been removed in large part and we anticipate signing the agreements to manufacture both the NC-138 and the packaging materials in thefourth quarter of 2012.

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

In ex vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Six v ~~V~~ olunteers from New York, New Jersey and Connecticut were asked to apply the cream twice daily for six weeks on the crow ’s feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self assessment on the product given by panelists through a questionnaire. The studies were conducted during 2008 and 2009.

On the basis of the ex ~~in~~ vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. We believe this from a totally subjective consideration of the aesthetic appearance of the subjects. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.

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

~~6~~

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

~~7~~

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

Although we believe that the results of our preliminary ex ~~in vitro and in~~ vivo studies are determinative of the efficacy of our cosmeceutical, we plan to perform a more formal and more extensive study for marketing purpose.  The multi-center efficacy study is on a larger scale than previous tests we have conducted of the effects of the Proteoderm skin care line on aged skin, particularly wrinkles. The study is designed as a split-face study (i.e. one half the face using our cosmeceutical and the other the creams or lotions presently used by the participants in the study), conducted over the course of a twelve-week period for 150 patients. We anticipate that the study will commence as soon as shipment of product begins ~~during 2012~~ as we anticipate having a sufficient number of cosmeceutical kits and other materials for the test. We plan to ship our kits to customers prior to the completion of the study.

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

•

study protocol (design of the Study);

•

patient logs; and

•

patient assessment forms .. ~~; and~~

~~•~~

~~other materials deemed by Dr. Khan to be necessary or advisable.~~

~~•~~

~~Raw materials will be manufactured by the University of Miami.~~

Competition

While we are unaware of any companies that have cosmeceutical technologies similar to the ones we have developed, there are a substantial number of companies are offering anti-aging cosmetics. Many physicians offer Botox and laser therapies. ~~None of them includes a protein such as our patent pending protein, NC-138, which occurs in women during pregnancy.~~  Pending the outcome of further testing of our cosmeceutical, we are not claiming that our cosmeceutical has more advantageous anti-aging properties than other products. Many companies claim to offer “stem-cell related” products but none that we are aware of have obtained CIR INCI name as a new compound.

The University of Miami ha d ~~s~~ entered into an exclusive agreement with us to manufacture Matrix NC-138TM as a product for our subsidiary Proteoderm. ~~University of Miami manufactures the material in a good manufacturing facility (cGMP)~~ .. The agreement with University of Miami has expired and we were ~~are~~ negotiating an extension.  ~~In the absence of successful negotiation, we will have to seek another supplier; and there is no assurance that we can find one~~ .. However, the relationship with the University of Miami ended in April 2012 and the Company is now seeking other manufacturing facilities. There can be no assurance that a manufacturing agreement will be executed, or if executed, performed.

Thor Biopharma, Inc.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer , which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation , 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breachs the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights.

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

~~8~~

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  The Company expect ~~s~~ ed this trial to commence in February, 2012.   ..  This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial.  We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days . The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

StromaCel,Inc.

In an effort to place different technologies and therapies in different subsidiaries, Stromacel, Inc. ("StromaCel") was registered as a Florida corporation on December 24, 2009 by our President and CEO, Michael Cohen, for $168.   In February, 2010 we acquired all of StromaCel’s authorized shares at cost for $168 and StromaCel became a subsidiary of the Company.

StromaCel intends to develop therapies using stromal cells , which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.

With the above in mind, on May 4, 2010, Proteonomix licensed from the ~~Cohen-McNiece~~ McNiece ~~-~~ Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The ~~Cohen-McNiece~~ McNiece ~~-~~ Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions. The term of this License commencedMay 4, 2010 and, unless sooner terminated, terminatesas to individual patent rights in each jurisidiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 five year, immediately vested stock options at $3.55 per share to Michael Cohen, the Company’s president and 50% owner of the Foundation.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement (“License” or “License Agreement”). Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:

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

In addition, the License also provides for dispute resolution so that to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach of the License Agreement. The Agreement will remain in effect and any termination of the Agreement will be suspended pending resolution of such disagreement between the Parties.

The License Agreement also provides for specific effects of termination and surviving obligations, to wit:

(a)

Upon termination of this Agreement, all rights and obligations of the Parties under the Agreement shall terminate;

(b)

Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents will revert to the Licensor;

(c)

If properly terminated, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth in the License Agreement; and

(d)

Expiration or termination of the Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under provisions dealing with patent protection and infringement, indemnification, warranties and payments incurred prior to termination shall survive expiration or termination of the Agreement.

 ~~The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement. Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:~~

~~(a)~~

~~Upon or after bankruptcy, insolvency, dissolution or winding up or assignment for the benefit of creditors of the other Party (other than a dissolution or winding up for the purpose of reconstruction or amalgamation) or a petition is filed for any of the foregoing and is not removed within ninety (90) days; or~~

~~(b)~~

~~Upon or after the breach of any material provision of this Agreement by the other Party, including, with respect to Proteonomix if the breaching Party has not cured such breach within the thirty (30) day period following written notice of termination by the non-breaching Party.~~

~~7.3~~

~~Dispute Resolution . Notwithstanding anything in this Section 7.3 to the contrary, to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach under this Section 7.3, this Agreement will remain in effect and any termination of this Agreement under Section 7.3 will be suspended pending resolution of such disagreement between the Parties.~~

~~7.4~~

~~Effect of Termination ; Surviving Obligations.~~

~~(a)~~

~~Upon termination of this Agreement, all rights and obligations of the Parties under this Agreement shall terminate, except as set forth in this Article.~~

~~(b) Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents shall revert to the Licensor.~~

~~(c)~~

~~In the event that the license granted to Proteonomix is terminated in accordance with this Article, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth herein.~~

~~(d)~~

~~Expiration or termination of this Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under Articles 5, 6, 7, 8 and 9 shall survive expiration or termination of this Agreement.~~

The licensed technology utilizes human Stromal Stem Cells (“SSC”) derived from mesenchymal stem cells, also referred to as MSCs. SSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, SSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give SSCs the potential to treat a wide variety of medical conditions.

In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion ..During August 2012, the McNiece Cohen Foundation, Inc., Stromacel, Inc. and PRTMI were reinstated in the State of Florida, all of them having gone inactive due to nonpayment of franchise taxes.  Being reinstated no issues are believed to exist regarding on-going business operations including:retention of the stromal cell technology currently licensed to StromaCel by the McNieceCohen Foundation, Inc;continued development and license of UMK-121 by the Foundation; and continued development of our translational medicine business under PRTMI.

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies may make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the company does not believe that it will p u ~~e~~ rsue the development of its Cord Blood Banking Model.

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

~~9~~

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

XGen Medical LLC

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). XGen Medical was established with the intention of conducting business in the global medical marketplace. Proteonomix planned on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical would create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.  Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCel was to provide XGen Medical with the technology to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both PatrizioShawalPilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.

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

The Sperm Bank of New York (“Sperm Bank”) , an operating wholly-owned subsidiary of National Stem Cell, derives its revenue from the sale of donated sperm units to potential parents and from the cryopreservation of sperm units maintained by individuals for future use. This service is frequently used by patients who are about to undergo chemotherapy. It also provides sperm donors to donate their sperm for future use by couples and individuals who are considering in vitro fertilization (IVF). The Company provides for donor screening as required by FDA rules 21 CFR 1271 The Sperm Bank is registered and licensed as a tissue bank in New York State. As of October of 2011 the offices of the Sperm Bank which had been located at St. Luke’s Hospital in New York, NY closed, The Inventory maintained by Biogenetics and the Sperm Bank of New Jersey was maintained at 187 Mill Lane, Mountainside, NJ 07092. The operations were continued until the sale of the Sperm Bank of New York in April, 2012.

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

StromaCel intends to develop therapies using stromal cells , which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.

~~10~~

With the above in mind, on May 4, 2010, Proteonomix licensed from the ~~Cohen-McNiece~~ McNiece ~~-~~ Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The ~~Cohen-McNiece~~ McNiece ~~-~~ Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have sufferedmyocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

On June 1, 2010, Proteonomix began to concentrate its Research and Development resources on the development of StromaCel in order to further develop its portfolio of intellectual properties and global partnerships.

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. The Company never accepted any funds from pre-orders and could not continue with the manufacturing of the products due to lack of funds. The ~~preorde~~ preorder rprogram was discontinued in  2011.  The Company received minimal orders. The Company’s strategy was to test the market for demand, which it found to be minimal without proper marketing. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2012 and does not anticipate any problems in filling orders. ..

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

On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  The Company ha d ~~s~~ a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2010. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.  The Company settled with WAW for $30,000 and the elimination of all outstanding options.  WAW allegedly provided investor relations in the United States from June 1, 2010 through their termination on November 30, 2010.

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options. Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company. The 50,000 shares were paid by a corporation owned by Arnold Lederman, father-in-law of Michael Cohen. Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.   Logoform was retained and performed, albeit unsuccessfully, in attempting to raise funding for the Company in Europe. They also provided investor relations services in Europe.  This second IR firmwas retained so soon after WAW was retained to attempt to gain access to investors in Europe.

On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.

On January 3, 2011 Ian McNiece joined our Board of Directors.

~~11~~

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The ~~Cohen~~  McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011,the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

17

~~12~~

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

As of December 31, 2011, the Company owed $1,612,500 is amount is the accrued salaries due to Michael Cohen, the Company’s Chief Executive Officer, who agreed not to have his salary paid until the Company was able to raise sufficient funds to further their development of its technology, and Robert Kohn, our former CFO who has demanded repayment. That did not occur until March 2012. The Company does have outstanding loans as of December 31, 2011 with Michael Cohen and Steve Byle in the amount of $828,956, who either funded the Company directly during the past few years, or paid for expenses related to the Company related to the travel and development of the technology. The Company did convert certain of these payables at various times into shares of common stock and all of that disclosure is noted in the audited financial statements. Michael Cohen converted $350,000 into 625,000 shares and Steve Byle converted $100,000 into 178,572 shares during 2011. There were no conversions during 2010. The Company has unsecured loans and advances with officers of $828,956 as of December 31, 2011. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the year ended December 31, 2011 and accrued for as of December 31, 2011 on these loans amounts to $24,897. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,612,500 as of December 31, 2011. This amount has been included in current liabilities on the consolidated balance sheets. In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

Rodman &Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”), the Company has agreed (a) to pay to Rodman the placement agent fee equal to 7% of the aggregate gross proceeds raised in the private placement, (b) to issue to Rodman warrants to purchase 62,670 shares of the Company’s common stock, and (c) to reimburse Rodman for certain expenses.

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

Research and Devlopment Expenses

During the two most recent years ended December 31, 2011 and 2010, the Company expensed $530,647 and $399,901, respectively, on research and development activities. These activities mostly comprised consulting services for the chief scientific officer as well as travel expenditures related to the chief executive officer for meetings and laboratory work and the amortization of the license agreement. In 2011, the Company paid $105,000 to the University of Miami to conduct a clinical trial. This amount was returned in April 2012 as the University of Miami decided to terminate the trial.

Patent Applications: The following patent applications have been filed with the United States Patent Office, as well as other jurisdictions, as noted below with annotated references to the products to which the applications relate, the jurisdictions in which the applications were filed, and the date on which the applications were filed.

Assignee(s)
Method for isolating multicellular ES cell colonies by detaching adherent single ES cells and passing through filtration matrix
	US utility	13/341,364	Technology: Expansion Assigned: Proteonomix, Inc.	Methods and Devices for Isolating Embryonic Stem Cells	30-Dec-12	Michael Cohen	Pending
Xiangcan Zhan
Michael J. Shamblott
Proteonomix, Inc. and The Johns Hopkins University
Compositions and Methods for Mobilization of Stem Cells
2	US utility	13/411,265	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
3	Provisional	61/664,540	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	26-Jun-12	Michael Cohen Ian K. McNiece	Pending
4	PCT	PCT/US2012/027549	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
Method for cultivating ES cells with feeder layer of umbilical cord stem cells or medium of secreted proteins from umbilical cord stem cells
5	US utility	12/996,557	Technology: Expansion Assigned: Proteonomix, Inc.	Compositions and Methods for Growing Embryonic Stem Cells	6-Dec-10		Pending
Michael J. Shamblott
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
20 Method for cultivating ES cells in medium of secreted proteins from EG cell derivatives (LEVC or SCDC cells)
6	US continuation	13/407,939	Technology: Expansion Assigned: Proteonomix, Inc.	Compositions and Methods for Growing Human Embryonic Stem Cells	29-Feb-12	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
[Note: CEO of National Stem Cell Inc. is John Murry]
Identifying pancreatic endocrine progenitor cells with glycosylated form of prominin-1, CD133, CD133/1 or CD133/2
7	US utility	13/206,320	Technology: Diabetes Assigned: Proteonomix, Inc.	Method for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells From Adult Human Pancreata	9-Aug-11	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
8	Canada	2,668,223	Technology: Diabetes Assigned: Proteonomix, Inc. 21	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	Apr 31, 2009	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
9	China	2.0078E+11	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-Jun-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
10	Europe	7867300.1	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-May-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Skin condition treatment composition of secreted products of EG cell derivatives and topically suitable carrier
11	US utility	12/448,435	Technology: Proteoderm Assigned: Proteoderm	Embryonic Germ Cell Secreted Product Derived Topical Compositions and Methods of Use Thereof	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Skin condition treatment composition of secreted products from umbilical cord stem cells and topically suitable carrier
12	US utility	12/448,458	Technology: Proteoderm Assigned: Proteoderm 22	Umbilical Cord Stem Cell Secreted Product Derived Topical Compositions and Methods of Use	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Wound healing compositions of secreted products of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable carrier
13	US utility	12/448,436	Techology: Proteoderm Assigned: Proteoderm	Stem Cell Secreted Product Derived Compositions for Wound Treatment	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.
Wound healing compositions of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable matrix
14	US utility	12/216,971	Technology: Wound Care Assigned: Proteoderm	Embryonic Cell Compositions for Wound Treatment	14-Jul-08	Michael Cohen and	Application published 1/15/2009 as US 2009/0016999 A1.
						Jacob Cohen	Pending
Proteonomix, Inc.

Preparation and Use of Stromal Cells To Treat Heart Disease
15	US utility	12/899,267	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	6-Oct-10	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~ McNiece Cohen Foundation
16	Europe	10822615.0	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~  McNiece Cohen Foundation
17	Canada	PCT/US2010/051651	Technology: StromaCel Assigned: StromaCel 23	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~ McNiece Cohen Foundation
18	Australia	2010303469	Techology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~ McNiece Cohen Foundation

~~13~~

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

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. The Company believes that such office space will be sufficient for its needs until it leases new office space in the North New Jersey area..  The Company’s principal offices are thus now located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (973) 949-4195. The use of this space is at will and the Company pays $500 a month for the space amounting to approximately 500 square feet. The Company relocated its offices in August 2012 to 140 East Ridgewood Ave Suite 415, Paramus NJ 07652. The Company has signed a lease for one year for the space and pays $2,246 per month for that space. Our telephone number did not change..

~~Principal Offices~~

~~The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company has renewed the agreement on a month to month basis. The Company believes that such office space will be sufficient for its needs for the next 12 months, although the lease does not contain a renewal option.  The Company’s principal offices are located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (973) 949-4193.~~ Regulatory Approval Process

Drugs

        Our biologic drug candidates will require approval from the FDA and corresponding agencies in other countries before they can be marketed. The FDA regulates human therapeutic products in one of three broad categories: biologics, drugs, or medical devices. Our biologic drug candidates will be regulated as biological products. The FDA generally requires the following steps for pre-market approval or licensure of a new biological product or new drug product:

• preclinical laboratory and animal tests conducted in compliance with the FDA's Good Laboratory Practice, or GLP, requirements to assess a drug's biological activity and to identify potential safety problems, and to characterize and document the product's chemistry, manufacturing controls, formulation, and stability;

• submission to the FDA of an IND application or equivalent application in other territories, which must become effective before clinical testing in humans can begin;

• obtaining approval of Institutional Review Boards ("IRBs") of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

• adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication conducted in compliance with the FDA's Good Clinical Practice, ("GCP") requirements;

• compliance with current Good Manufacturing Practices ("cGMP") regulations and standards;

• submission of a BLA to the FDA, a NDS to Health Canada, or an equivalent thereof in other territories, for marketing that includes adequate results of preclinical testing and clinical trials;

• review of the marketing application in order to determine, among other things, whether the product is safe, and effective for its intended use; and

• obtaining regulatory approval of the product, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale of the pharmaceutical agent.

        Typically, clinical testing involves a three-phase process, although the phases may overlap. In Phase 1, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1 / 2 trial. Phase  3 clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. Often an agency will require Phase  4 or post-marketing trials to collect additional data about the drug on the market. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. An agency may, at its discretion, alter, suspend, or terminate the testing based upon the data, which have been accumulated to that point and its assessment of the risk/benefit to the patient.

        Upon review of a BLA or NDS or equivalent, the regulatory authority may grant marketing authorization, request additional clinical data or deny approval if the agency determines that the application does not satisfy its approval criteria. Review of a marketing application typically takes one to three years, but may last longer, especially if the agency asks for more information or clarification of information already provided. Further clinical trials may be required to gain approval to promote the use of the product for any additional indications. Such additional indications are obtained through the approval of supplemental applications.

        The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act ("PDUFA") and its amendments. PDUFA also imposes an annual product fee for prescription drugs and biologics ($65,030), and an annual establishment fee ($392,700) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated solely as orphan drugs. If a contract manufacturer is used, the contract manufacturer is responsible for the establishment fee.

        Before approving a marketing application, all facilities and manufacturing techniques used for the manufacture of products must comply with applicable FDA regulations governing cGMP. In the United States, a local field division of the FDA is responsible for completing this inspection and for providing a recommendation for or against approval. This effort is intended to assure appropriate facility and process design in order to avoid potentially lengthy delays in product approvals due to inspection deficiencies. Similarly, before approving a new drug or biologics application, the FDA may also conduct pre-licensing inspection of a company, its contract research organizations and/or its clinical trial sites to ensure that clinical, safety, quality control and other regulated activities are compliant with GCP. To assure such cGMP and GCP compliance, the applicants must incur significant time and cost and put forth significant effort in the areas of training, record keeping, production, and quality control. Following approval, the manufacture, holding, and distribution of a product requires the continued allocation of significant resources to maintain full compliance in these areas.

        After regulatory approval has been obtained, the agency will typically require post-marketing reporting to monitor potential side effects of the drug. Further studies may be required to provide additional data on the product's risks, benefits, and optimal use, and will be required to gain approval for the use of the product as a treatment for clinical indications other than those for which the product was initially tested. Results of post-marketing programs may limit or expand the further marketing of the product. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in the manufacturing process or manufacturing facility, a supplement may be required.

        Additionally, once a drug product has been authorized to enter commercial distribution, numerous additional regulatory requirements apply. These include, among others, cGMPs; labeling regulations; the FDA's general prohibition against promoting drug products for unapproved or off-label uses; and adverse event reporting regulations, which require that manufacturers report if their drug may have caused or contributed to a death or serious injury. The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. drug regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, refunds, recalls or seizures of products (which would result in the cessation or reduction of production volume), total or partial suspension of production, withdrawals or suspensions of current product applications, and criminal prosecution. Adverse drug reactions related to a drug product in any existing or future markets could cause regulatory authorities to withdraw market approval for such product.

Fast Track and Orphan Drug Designations

        Congress enacted the Food and Drug Administration Modernization Act of 1997 in part to ensure the availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. This designation assures access to FDA personnel for consultation throughout the development process and provides an opportunity to request priority review of a marketing application providing an expedited six-month review timeline. We have not yet requested fast track approval for any of our drugs and we cannot predict whether this designation would impact the timing or likelihood of FDA approval of any of our drugs.

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for Orphan Drug designation. The first developer to receive FDA marketing approval for an Orphan Drug is entitled to a seven year exclusive marketing period in the United States for that product as well as a waiver of the BLA user fee. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven year exclusive marketing period. We have not requested Orphan Drug designation for any of our drugs or their potential uses.

        Legislation similar to the Orphan Drug Act has been enacted in countries other than the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The marketing exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Human Cellular and Tissue-Based Product

        Human cells or tissue intended for implantation, transplantation, infusion, or transfer into a human recipient is regulated by the FDA as human cells, tissues, and cellular and tissue-based product, or HCT/Ps. Our Sperm Storage products may be regulated as 361 HCT/Ps and not as biologics or drugs. HCT/Ps are regulated differently from drug or biologic products due to the fact they are minimally manipulated tissues intended for homologous use in the patient's body, are not combined with a drug, device or biologic, and do not have systemic or metabolic effects on the body. The FDA does not require premarket approval for HCT/Ps, however, it does require strict adherence to federally mandated cGTP regulations. These regulations are analogous to the GMP regulations described above in terms of manufacturing standards. In addition, the FDA's regulations include other requirements to prevent the introduction, transmission and spread of communicable disease. The FDA's regulations require tissue establishments to register and list their HCT/Ps with the FDA and to evaluate donors through screening and testing.

        We maintained state licensure as a human tissue bank in New York in Sperm Bank of NY. These are the only states in which such licensure is required for us.

Privacy Law

        Federal and state laws govern our ability to obtain and, in some cases, to use and disclose data we need to conduct research activities. Through the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") Congress required the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. Among these regulations were standards for the privacy of individually identifiable health information. Most health care providers were required to comply with the Privacy Rule as of April 14, 2003.

        HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals' health information. These laws' requirements could further complicate our ability to obtain necessary research data from our collaborators. In addition, certain state privacy and genetic testing laws may directly regulate our research activities, affecting the manner in which we use and disclose individuals' health information, potentially increasing our cost of doing business, and exposing us to liability claims. In addition, patients and research collaborators may have contractual rights that further limit our ability to use and disclose individually identifiable health information. Any claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Other Regulations

        In addition to privacy law requirements and regulations enforced by the FDA, we also are subject to various local, state and federal laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. These laws include, but are not limited to, the Occupational Safety and Health Act, the Toxic Test Substances Control Act and the Resource Conservation and Recovery Act. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we cannot assure you that accidental contamination or injury to employees and third parties from these materials will not occur. We may not have adequate insurance to cover claims arising from our use and disposal of these hazardous substances.

Foreign Regulation

        We expect to have to obtain approval for the manufacturing and marketing of each of our products from regulatory authorities in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries, may involve additional preclinical testing and clinical trials, and the time required may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, this applies only to certain specific medicinal product categories. Each European country may impose certain of its own procedures and requirements in addition to those requirements set out in the appropriate legislation, many of which could be time-consuming and expensive.

Cosmetics

Once the Company commences distribution of its Proteoderm Product Line containing NC-138 the Company will become subject to regulation by the Food and Drug Administration (the “FDA”) in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the European Union (the “EU”), Canada and other countries in which the Company plans to operate. The Company will be utilizing third party manufacturing so it will not be subject to manufacturing facility regulation by the FDA. Compliance with federal, state, local and foreign laws and regulations pertaining to the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not anticipated to have, a material effect on the Company’s capital expenditures, earnings or competitive position. Regulations in the U.S., the EU, Canada and in other countries in which the Company operates that are designed to protect consumers or the environment will have an increasing influence on the Company’s product claims, ingredients and packaging. (See “Risk Factors – The Company’s products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations”).

Employees

        As of December 31, 2011, our headcount was two part-time employees. Of this total, 2 were engaged in research and development for our Therapeutics segment and 1 was engaged in administration, finance, sales and marketing, and facilities. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential or proprietary information. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any work stoppages.

Employee Loans and Conversions

Michael Cohen converted $350,000 in debt owed to him by the company into 625,000 shares and Steve Byle converted $100,000 of debt into 178,572 shares during 2011. There were no conversions during 2010. Officers of the Company have agreed not to demand repayment of monies owed in any material amounts, i.e. amounts which would impact the cash position of the Company so as to make it impossible to meet critical company expenditures such as payment for clinical testing, research and development, product production and marketing for the cosmetics line.

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

The Company’s financial results will depend in large part on commercial acceptance of its anti-aging cosmeceutical with our  Matrix NC 138™system, for which patent applications have been filed, and the development of therapies to treat diabetes and cardiac disease.  The Company’s competitors are large and well capitalized; and we face significant competition. A failure to comply with regulatory requirements or to receive regulatory clearance or approval for our products or operations in the United States or abroad would adversely affect the Company’s revenues and potential for future growth. Future success will depend partly on our ability to operate without infringing upon or misappropriating the proprietary rights of others, and on its ability to license intellectual property from third parties for certain tests and therapeutic applications needed for our business.

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

As of December 31, 2011Proteonomix’s revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception.  In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations.

As of December 31, 2011, we had a cash balance of $13. As of June 30, 2012, we had a cash balance of 2,398,357.   Management believe d ~~s~~ these funds available at December 31, 2011 to be insufficient to fund our operations, absent any cash flow from operations or funds from one or more equity or debt financings or from bank borrowing.  We were ~~are currently~~ spending or incurring expenses of approximately $175,000 per month on operations and the continued research and development of our products as at December 31, 2011 ..  Management believe d ~~s~~ that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses as evaluated at December 31, 2011 .. We ~~This~~ assume d ~~s~~ as at December 31, 2011, that we were ~~are~~ able to continue to defer the amounts due to our executives for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance. This assumption was based upon verbal representations from our executives that the will not bankrupt the company by demanding full repayment of the amounts owed.  Officers of the Company have agreed not to demand repayment of monies owed in any material amounts, i.e. amounts which would impact the cash position of the Company so as to make it impossible to meet critical company expenditures such as payment for clinical testing, research and development, product production and marketing for the cosmetics line. The Company has consistently delayed payment to our trade creditors for extensive periods of time.  Recently, we have settled many of these trade debts and we are no longer reliant upon deferment by trade creditors.  As of the date of this amended filing, the executives of the Company continue to represent that they will not bankrupt the Company by demanding full repayment of the debt owed to them for unpaid salaries and loans. An exception to this is Robert Kohn, our former Chief Financial Officer, who has demanded repayment of the amount due based upon his Termination Agreement.   We now believe that we will need approximately one million dollars to fund our operations for the next twelve months in addition to our present cash balance.

During Fiscal 2011, our total stockholders’ deficit increased by $255,746 to $3,697,596, and our consolidated net loss was $1,383,846 for the year ended December 31, 2011. Notwithstanding the foregoing discussion of management’s expectations regarding future cash flows, Proteonomix’s insolvency continues to increase the uncertainties related to its continued existence.  Both management and the Board of Directors are carefully monitoring the Company’s cash flows and financial position in consideration of these increasing uncertainties and the needs of both creditors and stockholders.

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

~~15~~

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

~~16~~

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

32

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

The banking, testing, production, marketing, sale and use of products based on our technology inherently involve the risk that product liability claims may be asserted against us. If a product liability claim asserted against us were successful, the Company could also be required to limit commercialization of our product candidates. Even if such lawsuits were ultimately unsuccessful, the Company would incur substantial legal expenses in defending against them.  We do not presently carry product liability insurance, but we intend to acquire such insurance in the amount of $1,000,000 per occurrence up to $3,000,000 in annual aggregate claims on a claims made basis. We expect such coverage to be in place on or before September 30, 2012.

If we fail to file patent applications, or fail to adequately protect or enforce our intellectual property rights, the value of our intellectual property rights would be diminished. ~~.~~

If we fail to file or develop a patent position on a timely basis, or if we are unable to obtain patent rights to products, treatment methods or manufacturing processes that we may develop or to which we may obtain licenses or other rights, we will be at a competitive disadvantage. Others may challenge, infringe or circumvent any technologies which we own or obtain a license for, and rights we receive under those patents. If any such challenges are successful, our patents, if granted, may not provide competitive advantages to us.

~~17~~

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

On May 4, 2010, Proteonomix licensed from the McNiece ~~-~~ Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece ~~-~~ Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered ~~myocardial infarctions. The~~ infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

33

The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 five year, immediately vested stock options at $3.55 per share to Michael Cohen, the Company’s president and 50% owner of the Foundation.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement (“License” or “License Agreement”). Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:

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

In addition, the License also provides for dispute resolution so that to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach of the License Agreement. The Agreement will remain in effect and any termination of the Agreement will be suspended pending resolution of such disagreement between the Parties.

The License Agreement also provides for specific effects of termination and surviving obligations, to wit:

(a)

Upon termination of this Agreement, all rights and obligations of the Parties under the Agreement shall terminate;

(b)

Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents will revert to the Licensor;

(c)

If properly terminated, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth in the License Agreement; and

(d)

Expiration or termination of the Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under provisions dealing with patent protection and infringement, indemnification, warranties and payments incurred prior to termination shall survive expiration or termination of the Agreement.

 ~~The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement. Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:~~

~~(a)~~

~~Upon or after bankruptcy, insolvency, dissolution or winding up or assignment for the benefit of creditors of the other Party (other than a dissolution or winding up for the purpose of reconstruction or amalgamation) or a petition is filed for any of the foregoing and is not removed within ninety (90) days; or~~

~~(b)~~

~~Upon or after the breach of any material provision of this Agreement by the other Party, including, with respect to Proteonomix if the breaching Party has not cured such breach within the thirty (30) day period following written notice of termination by the non-breaching Party.~~

~~7.3~~

~~Dispute Resolution . Notwithstanding anything in this Section 7.3 to the contrary, to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach under this Section 7.3, this Agreement will remain in effect and any termination of this Agreement under Section 7.3 will be suspended pending resolution of such disagreement between the Parties.~~

34

~~7.4~~

~~Effect of Termination ; Surviving Obligations.~~

~~(a)~~

~~Upon termination of this Agreement, all rights and obligations of the Parties under this Agreement shall terminate, except as set forth in this Article.~~

~~(b)~~

~~Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents shall revert to the Licensor.~~

~~(c)~~

~~In the event that the license granted to Proteonomix is terminated in accordance with this Article, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicenses on the terms set forth herein.~~

~~(d)~~

~~Expiration or termination of this Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under Articles 5, 6, 7, 8 and 9 shall survive expiration or termination of this Agreement.~~

The licensed technology utilizes human Stromal Stem Cells (“SSC”) derived from mesenchymal stem cells, also referred to as MSCs. SSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, SSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give SSCs the potential to treat a wide variety of medical conditions.

In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

Patent Applications: The following patent applications have been filed with the United States Patent Office, as well as other jurisdictions, as noted below with annotated references to the products to which the applications relate, the jurisdictions in which the applications were filed, and the date on which the applications were filed.

35

Assignee(s)
Method for isolating multicellular ES cell colonies by detaching adherent single ES cells and passing through filtration matrix
	US utility	13/341,364	Technology: Expansion Assigned: Proteonomix, Inc.	Methods and Devices for Isolating Embryonic Stem Cells	30-Dec-12	Michael Cohen	Pending
Xiangcan Zhan
Michael J. Shamblott
Proteonomix, Inc. and The Johns Hopkins University
Compositions and Methods for Mobilization of Stem Cells
2	US utility	13/411,265	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
3	Provisional	61/664,540	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	26-Jun-12	Michael Cohen Ian K. McNiece	Pending
4	PCT	PCT/US2012/027549	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
Method for cultivating ES cells with feeder layer of umbilical cord stem cells or medium of secreted proteins from umbilical cord stem cells
5	US utility	12/996,557	Technology: Expansion Assigned: Proteonomix, Inc. 36	Compositions and Methods for Growing Embryonic Stem Cells	6-Dec-10		Pending
Michael J. Shamblott
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Method for cultivating ES cells in medium of secreted proteins from EG cell derivatives (LEVC or SCDC cells)
6	US continuation	13/407,939	Technology: Expansion Assigned: Proteonomix, Inc.	Compositions and Methods for Growing Human Embryonic Stem Cells	29-Feb-12	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
[Note: CEO of National Stem Cell Inc. is John Murry]
Identifying pancreatic endocrine progenitor cells with glycosylated form of prominin-1, CD133, CD133/1 or CD133/2
7	US utility	13/206,320	Technology: Diabetes Assigned: Proteonomix, Inc.	Method for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells From Adult Human Pancreata	9-Aug-11	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
8	Canada	2,668,223	Technology: Diabetes Assigned: Proteonomix, Inc. 37	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	Apr 31, 2009	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
9	China	2.0078E+11	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-Jun-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
10	Europe	7867300.1	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-May-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Skin condition treatment composition of secreted products of EG cell derivatives and topically suitable carrier
11	US utility	12/448,435	Technology: Proteoderm Assigned: Proteoderm	Embryonic Germ Cell Secreted Product Derived Topical Compositions and Methods of Use Thereof	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Skin condition treatment composition of secreted products from umbilical cord stem cells and topically suitable carrier
12	US utility	12/448,458	Technology: Proteoderm Assigned: Proteoderm 38	Umbilical Cord Stem Cell Secreted Product Derived Topical Compositions and Methods of Use	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Wound healing compositions of secreted products of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable carrier
13	US utility	12/448,436	Techology: Proteoderm Assigned: Proteoderm	Stem Cell Secreted Product Derived Compositions for Wound Treatment	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.
Wound healing compositions of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable matrix
14	US utility	12/216,971	Technology: Wound Care Assigned: Proteoderm	Embryonic Cell Compositions for Wound Treatment	14-Jul-08	Michael Cohen and	Application published 1/15/2009 as US 2009/0016999 A1.
						Jacob Cohen	Pending
Proteonomix, Inc.

Preparation and Use of Stromal Cells To Treat Heart Disease
15	US utility	12/899,267	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	6-Oct-10	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~ McNiece Cohen Foundation
16	Europe	10822615.0	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~ McNiece Cohen Foundation
17	Canada	PCT/US2010/051651	Technology: StromaCel Assigned: StromaCel 39	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~ McNiece Cohen Foundation
18	Australia	2010303469	Techology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The ~~Cohen~~ McNiece Cohen Foundation

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

Risks Related to Regulatory Approval and Other Government Regulations

If we are not able to successfully develop and commercialize our biologic drug candidates and obtain the necessary regulatory approvals, we may not generate sufficient revenues to continue our business operations.

        In order to generate sales revenue from our biologic drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate that our biologic drug candidates are safe and effective and obtain required regulatory approvals. Our early stage biologic drug candidates may fail to perform as we expect. Moreover, our biologic drug candidates in later stages of development may fail to show the desired safety and efficacy traits despite having progressed successfully through preclinical or initial clinical testing. We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals

        If our biologic drug candidates are not deemed safe and efficacious, we will not obtain the required regulatory approvals. If we fail to obtain such approvals, we may not generate sufficient revenues to continue our business operations.

        Even if we obtain regulatory approval of a product, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.

40

We cannot market and sell our biologic drug candidates in the United States or in other countries if we fail to obtain the necessary regulatory approvals or licensure.

        We cannot sell our biologic drug candidates until regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain. It is likely to take several years to obtain the required regulatory approvals for our lead stem cell biologic drug candidate, StromaCel, or we may never gain the necessary approvals. Any difficulties that we encounter in obtaining regulatory approval may have a substantial adverse impact on our operations and cause our stock price to decline significantly. Moreover, because our biologic drug candidates are all based on a single platform technology, MSCs, any adverse events in our clinical trials for one of our biologic drug candidates could negatively impact the clinical trials and approval process for our other biologic drug candidates.

        To obtain marketing approvals in the United States for our biologic drug candidate products, for instance, we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA that the biologic drug candidate is safe and effective for each disease for which we seek approval. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that MSCs are safe, effective and potent for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we or the FDA could stop our trials before completion. Some participants in our biologic drug candidate clinical trials have experienced serious adverse events, seven of which have been determined to be possibly related to MSCs and one of which has been determined to be probably related. A serious adverse event is an event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. We cannot assure you that safety concerns regarding MSCs will not develop.

        The pathway to regulatory approval for biologic drug candidates comprising MSCs may be more complex and lengthy than for approval of a new conventional drug. Similarly, to obtain approval to market our Cellular products outside of the United States, we, together with any collaborative partners we obtain, will need to submit clinical data concerning our products and receive regulatory approval from governmental agencies, which in certain countries includes approval of the price we intend to charge for our product. We may encounter delays or rejections if changes occur in regulatory agency policies during the period in which we develop a biologic drug candidate or during the period required for review of any application for regulatory agency approval. If we are not able to obtain regulatory approvals for use of our biologic drug candidates under development, we will not be able to commercialize such products, and therefore may not be able to generate sufficient revenues to support our business.

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by FDA and other regulatory authorities may be delayed or denied.

        The completion of our clinical trials may be delayed or terminated for many reasons, including, but not limited to, if:

• the FDA does not grant permission to proceed and places the trial on clinical hold;

• subjects do not enroll in our trials at the rate we expect;

• subjects experience an unacceptable rate or severity of adverse side effects;

• third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

• inspections of clinical trial sites by the FDA or Institutional Review Boards (IRBs) of research institutions participating in our clinical trials find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications; or

41

• one or more IRBs suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

        Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA.

Final marketing approval of our biologic drug candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

        Any of the following factors may cause final marketing approval for our biologic drug candidates to be delayed, limited or denied:

• our biologic drug candidates require significant clinical testing to demonstrate safety and effectiveness before applications for marketing approval can be filed with the FDA;

• data obtained from preclinical and nonclinical animal testing and clinical trials can be interpreted in different ways, and the FDA may not agree with our interpretations;

• it may take many years to complete the testing of our biologic drug candidates, and failure can occur at any stage of the process;

• negative or inconclusive results or adverse side effects during a clinical trial could cause us to delay or terminate development efforts for a biologic drug candidate; or

• commercialization may be delayed if the FDA requires us to expand the size and scope of the clinical trials.

        If marketing approval for our biologic drug candidates is delayed, limited or denied, our ability to market products, and our ability to generate product sales, would be adversely affected.

Produc ~~i~~ ng and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

        Even if approved for commercial sale, it is likely that StromaCel will receive conditional approval by a regulatory agency, and we will be required to conduct Phase 4 clinical trials to obtain full approval. Even if we obtain full approval of a product, that approval is subject to limitations on the indicated uses for which we can market it. After granting marketing approval, regulatory agencies continue to review and inspect marketed products, manufacturers and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay marketing approval of our products.

We may not be able to obtain or maintain Orphan Drug designation for our biologic drug candidates.

        Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. Although the FDA and its European counterpart, the European Medicines Agency, or EMEA, have not designated StromaCel for the treatment of myocardial Infarction as an orphan drug, none of our other biologic drug candidates have received such designation. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the health authorities will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of up to seven years in the United States and ten years in Europe. This exclusivity, however, could block the approval of our biologic drug candidates if a competitor obtains marketing approval before us. Even if we obtain orphan drug exclusivity for any of our biologic drug candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

42

The Fast Track designation for development of any of our products may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood the biologic drug candidate will receive marketing approval.

        If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification. Receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our Fast Track designation at any time. If we lose our Fast Track designation, the approval process may be delayed. In addition, our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that any of our products will receive regulatory approval for the treatment.

The Company’s cosmetic products are subject to federal, state and international regulations that could adversely affect the Company’s business, financial condition and/or results of operations.

The Company is subject to regulation by the FTC and the FDA in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the EU, Canada and other countries in which the Company operates. The Company’s intends to use third party manufacturing facilities that are registered with the FDA as a drug or cosmetics manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients, such as sunscreens and anti-perspirants. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment have an increasing influence on the Company’s product claims, ingredients and packaging. To the extent federal, state, local and/or foreign regulatory changes occur in the future, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

~~In some foreign jurisdictions, we must receive approval from the appropriate regulatory, pricing and reimbursement authorities before we can commercialize and market our therapeutics.~~

~~Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations vary among countries, and foreign regulatory authorities may require different or additional trials. We are unlikely to pursue registration of product candidates in foreign jurisdictions without a partner, and we have no negotiations underway presently to secure such a partner. Therefore, we can give no assurance that we will receive any approvals necessary to commercialize our product candidates for sale outside the United States.~~

Plans to commercialize our products internationally through collaborative relationships with foreign partners may not prove successful.

We do not presently have foreign regulatory, clinical or commercial relationships or partnerships. Future partners are critical to our international success. We may not be able to enter into collaboration agreements with appropriate partners for important foreign markets on acceptable terms, or at all. Future collaborations with foreign partners may not be effective or profitable for us.

43

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

•

Our research, data, and conclusions regarding our cosmeceutical products lack reliability

~~18~~

Due to the subjective nature of the finding in the studies evaluating the performance of our cosmeceutical products, as well as the limited number of subjects, our research, data and conclusions regarding the performance of the cosmeceuticals should not be relied upon.

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

~~19~~

Our common stock is subject to the SEC’s Penny Stock Regulations.

Our common stock is from time to time subject to the SEC’s “penny stock” rules.   We were subject to these “penny stock” rules during the entirety of 2011 and we are currently subject to them at the date of this amended filing. These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-

dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the liquidity for the market of our common stock.  Such rules may also affect the ability of broker-dealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

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

~~20~~ 46

We have never paid a cash dividend

We have not declared a cash dividend and we do not anticipate paying such dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to Registrant as Registrant is not an “accelerated filer” or “large accelerated filer” as such terms are defined in Rule 12b-2 under the Exchange Act.

ITEM 2.  PROPERTIES

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. The space there constituted approximately fiv ~~g~~ e hundred square ~~v~~ feet and paid to Mr. Fidler, a director of the Company, $500 per month. The Company then moved its offices to 140 East Ridgewood Avenue, Suite 415, Paramus, NJ 07652.  The Company believes that such office space will be sufficient for its needs until its testing proves that one or more of its stem cell therapies is effective. Our telephone number at such address is (855) 467-7682. The Company has signed a lease for one year for the space and pays $2,246 per month for that space. Our telephone number did not change.

~~The Company lease on approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, expired on April 30, 2011, for a monthly lease payment of $5,585. The Company had renewed the agreement on a month to month basis until January 31, 2012 at which date the lease expired..The Company’s principal offices are now located at 145 Highview Terrace, Hawthorne, NJ 07506 at the office of our director and Genenral Counsel, Roger Fidler. We have an oral lease for limited space of about 500 square feet for $500 per month. Our telephone number at such address is (973) 949-4193.  The Company is searching for a new lease in the North Jersey region.~~

ITEM 3.  LEGAL PROCEEDINGS

The Company was ~~has recently been~~ sued on February 9, 2012 by Wolf Ax ~~c~~ elr o ~~a~~ d for $38,000 in the Supreme Court of the State of New York for the County of Westchester .. The Company settled this action for $35,000 on ~~intends to vigorously defned this action~~ May 22, 2012 ..  The Company has also been advised that John Hopkins University will seek to collect against National Stem Cell, Inc. on its $90,000 judgment in the Circuit Court of Baltimore City Maryland obtained on June 17, 2011 for past due research and development costs. .. The case was commenced on June 6, 2011. The Company settled this judgment for $85,000. ~~The Company has also been threatened with litigation by Fred Grant on a contract balance.  The Company intends to vigorously defend this action if brought~~ ..

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

47

A former law firm that has entered bankruptcy claims that the Company owes it approximately $200,000.  The Company settled the claim for $100,000 on May 22, 2012.

On ~~June  16~~ June 16, 2012, ten of the Company’s fourteen Sereis E Preferred Stock holders sued the Company in the Supreme Court of the State of New York for the County of New York for breach of contract, misrepresentation and indemnification.  The Company will reserve approximately $57,000 for the payment of obligations incurred by the failures to meet certain ~~filiong~~ filing deadlines imposed in the agreements with the disgruntled investors, but will vigorously defend the main allegations of misrepresentation based upon our alleged knowledge of problems with the University of Miami at the time of the sale of the Series E Preferred Stock to which we believe we have meritorious defenses.

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

~~21~~

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

~~22~~ 49

	Year Ended December 31
	2011	2010
Statement of Earnings Data:
Revenue	$ 26,004	$ 83,321
Operating Loss	(1,307,149)	(3,450,071)
Net Loss	(1,383,846)	(3,470,035)
Other Items (included in the above):
Depreciation and Amortization	377,057	244,607
Stock-based Compensation Expense (1)	-	182,675
Per Share Data:
Basis and Diluted Loss Per Share	$ (0.21)	$ (0.75)
Cash Flow Data:
Net cash provided (used) in operating activities	$ (277,210)	$ (565,334)
Net cash provided (used) in investing activities	(38,330)	(215,265)
Net cash provided by financing activities	315,535	680,790
Balance Sheet Data:
Cash and Cash Equivalents	$ 13	$ 18
Total Assets	3,341,004	3,652,161
Total Liabilities	7,038,600	7,095,011
Stockholders' Equity (Deficit)	(3,697,596)	(3,442,850)

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

~~23~~ 50

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

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology.  As of December 31, 2011 the Company has not filed an IND with the FDA for its StromaCel treatment.  The Company intends to raise sufficient funds over the next twelve months (please see “Risk Factors” associated with FDA trials at Page 25 ~~__~~ ) in order to file such application with the FDA and to contract with third party to conduct such study and to retain the services of an IRB for such trial. Pre-clinical studies evidenced sufficient efficacy of similar cells used in StromaCel therapy to continue to pursue the utilization of the cells in a human clinical trial.  The benefit of using the cells to treat post-myocardial infarction is the anti-inflammatory effect of StromaCel on damaged cardiac tissue.

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

•

Ingredients for which the data are insufficient ..  If the Panel reaches an insufficient data conclusion, it does not state whether the ingredient is safe or unsafe. The Panel is, however, describing a situation in which the available data do not support safety. The specific data that would allow the Panel to complete its assessment always are identified.

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

The University of Miami had entered into an exclusive agreement with us to manufacture Matrix NC-138 TM as a product for our subsidiary Proteoderm.. The agreement with University of Miami has expired and we were negotiating an extension.. However, the relationship with the University of Miami ended in April 2012 and the Company is now seeking other manufacturing facilities. There can be no assurance that a manufacturing agreement will be executed, or if executed, performed.

Thor Biopharma, Inc.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The ~~Cohen~~  McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer, which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation, 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breachs the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights.

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

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  The Company expect ~~s~~ ed this trial to commence in February, 2012. This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial. We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days.  The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

StromaCel,Inc.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece ~~-~~ Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece ~~-~~ Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered ~~myocardial infarctions. The~~ infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

 ~~The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement. Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:~~

~~(a)~~

~~Upon or after bankruptcy, insolvency, dissolution or winding up or assignment for the benefit of creditors of the other Party (other than a dissolution or winding up for the purpose of reconstruction or amalgamation) or a petition is filed for any of the foregoing and is not removed within ninety (90) days; or~~

~~(b)~~

~~Upon or after the breach of any material provision of this Agreement by the other Party, including, with respect to Proteonomix if the breaching Party has not cured such breach within the thirty (30) day period following written notice of termination by the non-breaching Party.~~

~~7.3~~

~~Dispute Resolution . Notwithstanding anything in this Section 7.3 to the contrary, to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach under this Section 7.3, this Agreement will remain in effect and any termination of this Agreement under Section 7.3 will be suspended pending resolution of such disagreement between the Parties.~~

~~7.4~~

~~Effect of Termination ; Surviving Obligations.~~

~~(a)~~

~~Upon termination of this Agreement, all rights and obligations of the Parties under this Agreement shall terminate, except as set forth in this Article.~~

~~(b)~~

~~Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents shall revert to the Licensor.~~

~~(c)~~

~~In the event that the license granted to Proteonomix is terminated in accordance with this Article, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth herein.~~

~~(d)~~

~~Expiration or termination of this Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under Articles 5, 6, 7, 8 and 9 shall survive expiration or termination of this Agreement.~~

The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 five year, immediately vested stock options at $3.55 per share to Michael Cohen, the Company’s president and 50% owner of the Foundation.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement (“License” or “License Agreement”). Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:

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

In addition, the License also provides for dispute resolution so that to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach of the License Agreement. The Agreement will remain in effect and any termination of the Agreement will be suspended pending resolution of such disagreement between the Parties.

The License Agreement also provides for specific effects of termination and surviving obligations, to wit:

(a)

Upon termination of this Agreement, all rights and obligations of the Parties under the Agreement shall terminate;

(b)

Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents will revert to the Licensor;

(c)

If properly terminated, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth in the License Agreement; and

(d)

Expiration or termination of the Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under provisions dealing with patent protection and infringement, indemnification, warranties and payments incurred prior to termination shall survive expiration or termination of the Agreement.

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

In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion. During August 2012, the McNiece Cohen Foundation, Inc., Stromacel, Inc. and PRTMI were reinstated in the State of Florida, all of them having gone inactive due to nonpayment of franchise taxes.  Being reinstated no issues are believed to exist regarding on-going business operations including, retention of the stromal cell technology currently licensed to StromaCel by the McNieceCohen Foundation, Inc. continued development and license of UMK-121 by the Foundation; and continued development of our translational medicine business under PRTMI.

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

The Sperm Bank of New York (“Sperm Bank”), an operating wholly-owned subsidiary of National Stem Cell, derives its revenue from the sale of donated sperm units to potential parents and from the cryopreservation of sperm units maintained by individuals for future use. This service is frequently used by patients who are about to undergo chemotherapy. It also provides sperm donors to donate their sperm for future use by couples and individuals who are considering in vitro fertilization (IVF). The Company provides for donor screening as required by FDA rules 21 CFR 1271 The Sperm Bank is registered and licensed as a tissue bank in New York State. As of October of 2011 the offices of the Sperm Bank which had been located at St. Luke’s Hospital in New York, NY closed, The Inventory maintained by Biogenetics and the Sperm Bank of New Jersey was maintained at 187 Mill Lane, Mountainside, NJ 07092. The operations were continued until the sale of the Sperm Bank of New York in April, 2012.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece ~~-~~ Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece ~~-~~ Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have ~~suffered myocardial infarctions.~~ suffered myocardial  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. The Company never accepted any funds from pre-orders and could not continue with the manufacturing of the products due to lack of funds. The preorderprogram was discontinued in  2011.  The Company received minimal orders. The Company’s strategy was to test the market for demand, which it found to be minimal without proper ~~marketing.Proteoderm~~ marketing. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2012 and does not anticipate any problems in filling orders..

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

On June 1, 2010, Proteonomix began to concentrate its Research and Development resources on the development of StromaCel in order to further develop its portfolio of intellectual properties and global partnerships

On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  The Company had a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2010. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.  The Company settled with WAW for $30,000 and the elimination of all outstanding options.  WAW allegedly provided investor relations in the United States from June 1, 2010 through their termination on November 30, 2010.

On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options. Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company. The 50,000 shares were paid by a corporation owned by Arnold Lederman, father-in-law of Michael Cohen. Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.  Logoform was retained and performed, albeit unsuccessfully, in attempting to raise funding for the Company in Europe. They also provided investor relations services in Europe.  This second IR firm was retained so soon after WAW was retained to attempt to gain access to investors in Europe.

On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.

On January 3, 2011 Ian McNiece joined our Board of Directors.

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The ~~Cohen~~  McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011,the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

As of December 31, 2011, the Company owed $1,612,500 is amount is the accrued salaries due to Michael Cohen, the Company’s Chief Executive Officer, who agreed not to have his salary paid until the Company was able to raise sufficient funds to further their development of its technology, and Robert Kohn, our former CFO who has demanded repayment. That did not occur until March 2012. The Company does have outstanding loans as of December 31, 2011 with Michael Cohen and Steve Byle in the amount of $828,956, who either funded the Company directly during the past few years, or paid for expenses related to the Company related to the travel and development of the technology. The Company did convert certain of these payables at various times into shares of common stock and all of that disclosure is noted in the audited financial statements. Michael Cohen converted $350,000 into 625,000 shares and Steve Byle converted $100,000 into 178,572 shares during 2011. There were no conversions during 2010. The Company has unsecured loans and advances with officers of $828,956 as of December 31, 2011. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the year ended December 31, 2011 and accrued for as of December 31, 2011 on these loans amounts to $24,897. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,612,500 as of December 31, 2011. This amount has been included in current liabilities on the consolidated balance sheets. In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.

Rodman &Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”), the Company has agreed (a) to pay to Rodman the placement agent fee equal to 7% of the aggregate gross proceeds raised in the private placement, (b) to issue to Rodman warrants to purchase 62,670 shares of the Company’s common stock, and (c) to reimburse Rodman for certain expenses.

~~General Business Overview~~

~~We are a biotechnology company engaged in the discovery and development of cell therapeutics, tissue banking services and cosmeceutical products. Our technologies are embodied in patent applications including but not limited to: a medium and scaffolding for enhancing the growth of cells, a growth platform for cells, a device to eliminate malformed  cells via filtration. We have developed products utilizing our intellectual property including but not limited to an anti-aging cosmeceutical based on our NC138 protein matrix UMK 121 and the StromaCel™ cardiac treatment.  We have utilized our management and advisory team in conjunction with third party universities and research centers to develop these products and technologies. We have further developed an innovative business model for early commercialization and expedited FDA trials for our products and services through an international network of laboratories.~~

~~Company Overview~~

~~Cosmeceuticals  – We have developed a range of anti-aging and wound care products, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.~~

~~Cell Therapies  – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology~~

~~Business Model  – We are seeking to establish an international network of laboratories through which we intend to reach market earlyfor treatments still in FDA trials while simultaneously expediting the FDA trials with the data collected from the treatment.~~

~~Pharmacological  – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. THOR has negotiated an agreement with the University of Miami on the implementation of a human clinical trial.~~

~~Technology Overview~~

~~We have worked together with independent outside laboratories and national universities to develop a portfolio of complementary and synergistic technologies covering all steps in the Regenerative Therapy process. These steps include:~~

~~Cell Identification  – Stem cells occur in various organs in the body, identifying the desired cells from all other cells is the first step towards a treatment. We have filed patent applications for biomarkers specifically identifying Islet Cells in the pancreas for diabetes treatment and Stromal Cells in bone marrow for cardiac treatment, marketed under the brand name StromaCel™.~~

~~Cell Isolation  – Once the cells are identified, the desired cells must be isolated from all others to create a pure material to increase efficiency and reduce rejection. This is the second step towards a treatment. We have filed patents on a method of stem cell isolation for various applications.~~

~~Cell Conversion  – For some treatments, the Stem Cells must be converted from one type to another. We have filed a patent for conversion of pancreatic stem cells into insulin producing beta cells as part of our diabetes research.~~

~~Cell Expansion  – Once the desired cells have been identified, isolated, and converted for the desired result, the quantity must be dramatically increased in number. Current technology is generally limited to a five-generation increase in cells before differentiation (replication errors). We have developed a unique growth medium and matrix that currently shows many additional generations without differentiation.~~

~~Cryopreservation  – The final step in treatment is the preservation of the material for storage and transport. We have developed a technology that decreases the numbers of cells lost during the cryopreservation and thawing process and further reduces the chances of contamination.~~

~~24~~

~~Proteoderm, Inc.~~

~~We have developed cosmeceutical products based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology which we have assigned to our subsidiary, Proteoderm. “Cosmeceutical" is a word blended from “cosmetic" and “pharmaceutical" and is defined as a cosmetic with active pharmaceutical ingredients. Proteoderm introduced our cosmeceutical at the Anti-Aging Conference sponsored by the American Academy of Anti-Aging Medicine held in National Harbor, Maryland in August, 2008 by manning a kiosk and providing samples of our cosmeceutical kits to participants, primarily physicians and industry leaders.~~

~~Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, exfoliant and under eye cream under the brand name “Matrix NC-138."~~

~~We anticipate that the cosmeceutical kits will be ready for shipment to customers as soon as the production process is complete, estimated, in the fourth quarter 2012.~~

~~Proteoderm designs, produces and synthesizes proteins, and polypeptides (chains of linked amino acids which when folded in a particular three-dimensional configuration, become protein) secreted by stem cells and incorporate them into uniquely formulated personal care products. Its business concept is to develop and commercialize products based upon sophisticated, high performance biomaterials exclusively for use in the cosmetics and personal care markets. Our marketing and promotional efforts will feature the anti-aging and anti-wrinkle properties of our products formulated with NC-138. We believe that cosmeceuticals containing our Matrix NC 138 can be topically applied to consumers’ skin and can be taken up into the outer skin layers to enhance the natural formation of collagen.~~

~~In vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Volunteers were asked to apply the cream twice daily for six weeks on the crow feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self assessment on the product given by panelists through a questionnaire.~~

~~On the basis of in vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of  and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.~~

~~The Personal Care Products Council (“PCPC"), formerly known as the “Cosmetic, Toiletry and Fragrance Association,” is a leading national trade association for the cosmetic and personal care products industry. It is a trusted source of information for and about the industry and a vocal advocate for consumer safety and continued access to new, innovative products. The PCPC has adopted a Consumer Commitment Code to formalize many existing product safety practices and to demonstrate its members’ commitment to safety. The PCPC does not regulate but provides information on national and international regulation. We have applied to the PCPC. We presently adhere to the Personal Care Products Council Consumer Commitment Code, including filing timely reports with the FDA regarding manufacturing and ingredient usage, and will continue to do so after our membership application is accepted. However there is no penalty for failure to follow the code.~~

~~The following principles summarize the code: A company should market cosmetic products only after ensuring that every ingredient and finished product has been substantiated for safety and concentrating whether through the CIR or other appropriate data and information, including adverse events, should be available for inspection by the FDA and should maintain a safety information summary of ingredient and product safety information.~~

~~25~~

~~The Cosmetic Ingredient Review (“CIR") Expert Panel is an independent, nonprofit panel of scientists and physicians established in 1976 to assess the safety of ingredients used in cosmetics in the U.S. with the support of the U.S. Food and Drug Administration and the Consumer Federation of America in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. The CIR is now an independent organization, the mission of which is to review and assess the safety of ingredients used in cosmetics in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. Although funded by the PCPC, CIR and the review process are independent from the Council and the cosmetics industry. General policy and direction are given by a six member Steering Committee chaired by the President and CEO of the PCPC, with a dermatologist representing the American Academy of Dermatology, a toxicologist representing the Society of Toxicology, a consumer representative representing the Consumer Federation of America, an industry scientist (the current chair of the PCPC CIR Committee), and the PCPC Executive Vice President for Science.~~

~~We filed an application to the CIR for our proprietary Matrix NC-138 and it was recently approved. All other ingredients are on the approved list. These ingredients include water, a sun block, oils, thickening agents, moisturizers and fragrances. The approved list of cosmetic ingredients may be found at http://www.cir-safety.org/staff_files/pdf4.pdf.~~

~~The CIR Procedures established an Expert Panel to set priorities and review and assess ingredient safety data. The seven CIR Expert Panel voting members are physicians and scientists who have been publicly nominated by consumer, scientific, and medical groups; government agencies; and industry. Expert Panel members must meet the same conflict of interest requirements as individuals serving on FDA advisory committees. Three liaison members serve as nonvoting members representing government, consumers, and industry. With participation of these liaison representatives from FDA, CFA, and the Council, the CIR Expert Panel creates a unique forum for open discussions on issues affecting public safety.~~

~~CIR staff members conduct extensive literature searches, compile data, and prepare draft reports on high-priority ingredients. They organize the literature into several categories: chemistry (including physical properties and manufacture), use (cosmetic and non-cosmetic), general biology (with absorption, distribution, metabolism, and excretion data), and animal toxicology (acute, short-term, subchronic, and chronic studies, as well as dermal irritation and sensitization data).~~

~~The staff also prepares a clinical assessment of the ingredients that may include epidemiologic studies, along with classic repeated insult patch tests. In vitro test data are also gathered and incorporated into the review.~~

~~At each stage of the process, CIR seeks the input of all interested parties during a formal 60-day comment period.~~

~~If the open scientific literature contains insufficient information, the Expert Panel will call on industry or other interested parties to provide unpublished data or to undertake specific studies. After multiple opportunities for public comment and open, public discussion, a final safety assessment is issued.~~

~~The Panel may make one of four basic decisions regarding an ingredient:~~

~~Safe ingredients . Ingredients safe in the practices of use (product categories) and concentrations of use for each product category as documented in the safety assessment.~~

~~Unsafe ingredients.   These are ingredients with specific adverse effects that make them unsuitable for use in cosmetics.~~

~~Safe ingredients, with qualifications.   The Panel may reach the conclusion that an ingredient can be used safely, but only under certain conditions. Qualifications frequently relate to maximum concentration, but may also address rinse-off versus leave-on uses and other restrictions.~~

~~Ingredients for which the data are insufficient .  If the Panel reaches an insufficient data conclusion, it does not state whether the ingredient is safe or unsafe. The Panel is, however, describing a situation in which the available data do not support safety. The specific data that would allow the Panel to complete its assessment always are identified.~~

~~CIR safety assessments are made available as monographs and are published in the International Journal of Toxicology. Each year, CIR publishes the CIR Compendium, a comprehensive collection of findings from all CIR reports.~~

~~26~~

~~Recognizing that new information may be available on safety assessments completed years ago, the Expert Panel may re-review of assessments that are more than 15 years old or for which there is some new information known to the Panel. If there are relevant new data, the Panel will consider the need for an amended safety assessment. If the search for newly available data fails to uncover information relevant to ingredient safety, or if the new data duplicate information already in the safety assessment, the Expert Panel will not reopen the safety assessment.~~

~~Although we believe that the results of our preliminary in vitro and in vivo studies are determinative of the efficacy of our cosmeceutical, we plan to perform a more formal and more extensive study for marketing purpose.  The multi-center efficacy study is on a larger scale than previous tests we have conducted of the effects of the Proteoderm skin care line on aged skin, particularly wrinkles. The study is designed as a split-face study (i.e. one half the face using our cosmeceutical and the other the creams or lotions presently used by the participants in the study), conducted over the course of a twelve-week period for 150 patients. We anticipate that the study will commence during 2012 as we anticipate having a sufficient number of cosmeceutical kits and other materials for the test. We plan to ship our kits to customers prior to the completion of the study.~~

~~The study participants will be photographed immediately prior to commencement of the study, and every two weeks thereafter. Study Materials are expected to total 30-40 pages, including, but not limited to:~~

~~patient and Investigator questionnaires;~~

~~patient consents (subject to approval of the Company’s counsel);~~

~~instructions to patients and to investigators;~~

~~written agreements of the Investigators to participate in the Study;~~

~~study protocol (design of the Study);~~

~~patient logs;~~

~~patient assessment forms; and~~

~~other materials deemed by Dr. Khan to be necessary or advisable.~~

~~Raw materials will be manufactured by the University of Miami.~~

~~Competition~~

~~While we are unaware of any companies that have cosmeceutical technologies similar to the ones we have developed, there are a substantial number of companies are offering anti-aging cosmetics. Many physicians offer Botox and laser therapies. None of them includes a protein such as our patent pending protein, NC-138, which occurs in women during pregnancy. Pending the outcome of further testing of our cosmeceutical, we are not claiming that our cosmeceutical has more advantageous anti-aging properties than other products. Many companies claim to offer “stem-cell related” products but we believe that none have obtained CIR INCI name as a new compound.~~

~~University of Miami has entered into an exclusive agreement with us to manufacture Matrix NC-138TM as a product for our subsidiary Proteoderm. University of Miami manufactures the material in a good manufacturing facility (cGMP). The agreement with University of Miami has expired and we are negotiating an extension. In the absence of successful negotiation, we will have to seek another supplier; and there is no assurance that we can find one.~~

~~Thor Biopharma, Inc.~~

~~On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011, the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.~~

~~27~~

~~The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  The Company expects this trial to commence in February, 2012.  The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.~~

~~StromaCel,Inc.~~

~~In an effort to place different technologies and therapies in different subsidiaries, Stromacel, Inc. ("StromaCel") was registered as a Florida corporation on December 24, 2009 by our President and CEO, Michael Cohen, for $168.   In February, 2010 we acquired all of StromaCel’s authorized shares at cost for $168 and StromaCel became a subsidiary of the Company.~~

~~StromaCel intends to develop therapies using stromal cells which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.~~

~~With the above in mind, on May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.   The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion~~

~~Cord Blood Model~~

~~We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the Company may not pursue its Cord Blood Banking Model.~~

~~Regenerative Translational Medicine~~

~~Regenerative medicine refers to research into treatments that restore adult body parts. There are three strategies for future treatments: the injection of stem cells or progenitor cells; the induction of regeneration by introduced substances; and the transplantation of in vitro grown organs and tissues.~~

~~Translation Medicine is the emerging view of medical practice and interventional epidemiology, as a natural 21st century progression from Evidence-Based Medicine. It integrates research inputs from the basic sciences, social sciences and political sciences to optimize both patient care and also preventive measures which may extend beyond the provision of healthcare services.~~

~~28~~

~~Translational Research is the underlying basis for Translational Medicine that is the process which leads from evidence based medicine to sustainable solutions for public health problems. Fulfilling the promise of translational research for improving the health and longevity of the world’s population depends on developing broad-based teams of scientists and scholars who are able to focus their efforts of clinical trials into changes in clinical practice, informed by evidence from the social and political sciences.~~

~~We formed Proteonomix Regenerative Translational Medicine Institute, Inc. ("PRTMI") as a Florida corporation on January 5, 2010 and PRTMI RD, SRL incorporated under the laws of the Dominican Republic in February, 2010 as a subsidiary of PRTMI. PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. At present, the PRTMI subsidiary does not have any assets, including technology licenses. We cannot guarantee if and when it will become operational.~~

~~History of the Company~~

~~Azurel, Ltd. was incorporated on June 26, 1995 in the State of Delaware and marketed a line of fragrances. On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark until it was discharged from bankruptcy in December, 2005. In September 2006, Azurel, Ltd., through a share exchange agreement, acquired National Stem Cell Inc. and its subsidiary, The Sperm Bank of New York and changed its name to National Stem Cell Holding, Inc.~~

~~National Stem Cell had intellectual property consisting of research into immunological isolation of stem cell populations derived from umbilical cord blood and bone marrow and, in March 2006, began working with the John Hopkins University and developed multiple patents in stem cell expansion, stem cell growth and identification of particular types of stem cells.~~

~~The Sperm Bank of New York, an operating wholly-owned subsidiary of National Stem Cell, derives its revenue from the sale of donated sperm units to potential parents and from the cryopreservation of sperm units maintained by individuals for future use.~~

~~On July 8, 2008, the Company formed Proteoderm as a third wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides secreted by stem cells and incorporate them into uniquely formulated personal care products.~~

~~In August 2008, the Company changed its name to Proteonomix, Inc.~~

~~In an effort to place different technologies and therapies in different subsidiaries, Stromacel, Inc. ("StromaCel") was registered as a Florida corporation on December 24, 2009 by our President and CEO, Michael Cohen, for $168.   In February, 2010 we acquired all of StromaCel’s authorized shares at cost for $168 and StromaCel became a subsidiary of the Company.~~

~~We formed Proteonomix Regenerative Translational Medicine Institute, Inc. ("PRTMI") as a Florida corporation on January 5, 2010 and PRTMI RD, SRL incorporated under the laws of the Dominican Republic in February, 2010 as a subsidiary of PRTMI. PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. At present, the PRTMI subsidiary does not have any assets, including technology licenses. We cannot guarantee if and when it will become operational.~~

~~StromaCel intends to develop therapies using stromal cells which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.~~

~~29~~

~~With the above in mind, on May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.   The  Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.~~

~~On June 1, 2010, Proteonomix began to concentrate its Research and Development resources on the development of StromaCel in order to further develop its portfolio of  intellectual properties and global partnerships .~~

~~On May 24, 2010, Proteonomix launched its retail web site,  www.proteoderm.com , and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains  Matrix NC-138  an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2012.~~

~~On May 28, 2010, Proteonomix completed the development of a new formulation of Proteoderm. The new formulation will only be available at licensed health professionals' offices. The new product, Proteoderm PS (physician strength) is designed to provide a  specificdosage of the active ingredient Matrix NC-138 , to the patient depending on the patient's skin type and genomic analysis.~~

~~This should  enable the professional to emphasize the use of information about an individual patient to select or optimize that patient's preventative and therapeutic care for their skin.~~

~~On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2010. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.~~

~~On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options. Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company.  Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.~~

~~On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.~~

~~On January 3, 2011 Ian McNiece joined our Board of Directors.~~

~~30~~

~~On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011,the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.~~

~~On June 16, 2011, the Company announced that it had engaged the services of Bedminster Financial Group, Ltd. to provide investment banking services for the Company with a view to finding joint venture partners and/or strategic investments into one or more of its subsidiaries in order to advance the scientific and commercial development of the subsidiaries and the technologies possessed by the subsidiaries.~~

~~On September 6, 2011, the Company announced that Michael Cohen, Chief Executive Officer of Proteonomix and Ian McNiece, the Company’s Chief Scientific Officer had met with the team at Gilford Securities, the Company’s Investment Banker at that time, and Aegis Capital.  Mr. Cohen and Dr. McNiece updated them on the development of the Company’s technology and the Company’s technical position in several different areas of research and development.~~

~~On October 17, 2011, the Company announced that it has decided to examine the possibility of licensing its stem cell diabetes related technology to another company in light of continued progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease.~~

~~On October 19, 2011, the Company announced that it intends to move forward with the testing of its StromaCel technology through its PRTMI subsidiary or its affiliates.  The Company decided to examine the possibility of testing its cardiac stem cell treatment offshore in light of the progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease, in the United States.~~

~~On November 11, 2011, the Company announced that that the Cosmetic Ingredients Review Board (“CIR”) had approved and assigned an INCI nomenclature to its innovative Matrix NC-138 Cosmeceutical product, a necessary final step prior to manufacturing and commercialization of cosmetic products in the United States.~~

~~On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct a FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Issuer’s UMK-121 Biopharmaceutical Stem Cell Technology which is a proprietary technology based upon existing FDA approved drugs.  The Company sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Company is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the Foundation in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University.~~

Financial Operations Overview

Revenues

Our revenues and associated direct costs since inception are a result of our sales of donor sperm samples from our Sperm Bank of New York subsidiary, a company engaged in reproductive tissue banking.  In 2012 we anticipate the beginning of sales in the last quarter for our Proteoderm products.

~~31~~

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

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. The Company believes that such office space will be sufficient for its needs until it leases new office space in the North New Jersey area..  The Company’s principal offices are thus now located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (973) 949-4195. The use of this space is at will and the Company pays $500 a month for the space amounting to approximately 500 square feet. The Company relocated its offices in August 2012 to 140 East Ridgewood Ave Suite 415, Paramus NJ 07652. The Company has signed a lease for one year for the space and pays $2,246 per month for that space. Our telephone number did not change.

~~The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. The Company believes that such office space will be sufficient for its needs until it leases new office space in the North New Jersey area..  The Company’s principal offices are thus now located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (973) 949-4195. The use of this space is at will and the Company pays $500 a month for the space amounting to approximately 500 square feet.~~

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Years Ended December 31
Category	2011	2010

Net cash (used) in operating activities	$ (277,210)	$ (565,334)
Net cash (used) in investing activities	(38,330)	(215,265)
Net cash provided by financing activities	315,535	680,790

Net increase (decrease) in cash	$ (5)	$ (99,809)

~~32~~

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

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

Category	December 31, 2011	December 31, 2010

Cash and cash equivalents	$ 13	$ 18

Current assets	230,266	202,696
Current liabilities	7,038,600	7,095,011
Working capital (deficit)	$ (6,808,334)	$ (6,892,315)

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

~~33~~

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

~~34~~ 76

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

77

~~35~~

Fiscal 2011 as Compared with Fiscal 2010

2011	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$26,004	$ -	$-	$26,004
Cost of sales	$ -	$ -	($513)	$ -	$ -	($513)
Gross profit (loss)	$ -	$ -	$26,517	$ -	$ -	$26,517
Operating expenses	$897,685	$-	$58,978	$ -	$ 340,189 ~~-~~	$ 1,296,852 ~~956,663~~
Depreciation and amortization	$36,868	$ -	$ -	$ -	$ - ~~340,189~~	$3 6,868 ~~77,057~~
Other income (expense)	($70,993)	($3,710)	$ -	($150)	($1,790)	($76,643)
Net income (loss)	$(1,005,546)	($3,710)	($32,461)	($150)	($341,979)	($1,383,846)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.
75
2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$83,321	$ -	$ -	$83.321
Cost of sales	$ -	$ -	$15,850	$ -	$ -	$15,850
Gross profit	$ -	$ -	$67,471	$ -	$ -	$67,471
Operating expenses	$3,079,890	$23,282	$105,357	$5,000	$ 287,137 ~~60,344~~	$3, 500,666 ~~273,873~~
Depreciation and amortization	$17,814	$ -	$ -	$ -	$ - ~~226,793~~	$ 17,814 ~~244,607~~
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($3,116,730)	($23,282)	($37,886)	($5,000)	($287,137)	($3,470,035)
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

	Yearss Ended December 31,
	2011	2010	$ Change	% Change

Wage and wage related costs	$ 258,167	$ 391,682	$ (133,515)	(34.1)
Professional fees	438,573	2,089,365	(1,650,792)	(79.0)
Research and development	530,647	399,901	130,746	33.2
Insurance costs	33,362	54,533	(21,171)	(38.8)
Rent - building and equipment	12,551	29,227	(16,676)	(57.1)
Travel and related	14,394	66,356	(51,962)	(78.3)
Miscellaneous expenses	9,105	285,989	(276,884)	(96.8)
Depreciation and amortization	36,868	17,814	19,054	107.0
Stock based compensation	-	182,675	(182,675)	(100.0)
Total	$ 1,333,667	$ 3,517,542	$ (2,183,875)	(62.1)

~~36~~

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, decreased $133,515 (34.1%), due to a reduction in wages and reduced taxes as the CFO was no longer with the Company.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the year ended December 31, 2011 versus the same period last year by $1, 650 ~~545~~ ,792 (7 9.0 ~~2.3~~ %) due to: a decrease in the issuance of stock for services rendered during the year and a decrease in the accrued stock liability and a decrease in legal fees.

Research and development costs include fees paid to the consultants, travel costs as well as amortization costs related to the license agreement and amounts paid for clinical trials. The research and development costs increased $130,746 (33.2%) from 2010 to $530,647 in 2011.

Insurance costs in the year ended December 31, 2011, were $33,362 compared to $54,533 for the same period in 2010, a decrease of $21,171 (38.8%). The decrease is attributed to a reduction in policy limitations and the policy for D & O insurance expiring.

Rent decreased by $16,676 (57.1%) to $12,551 in the year ended December 31, 2011, as compared to $29,227 for the same period in 2010, due to the Company’s allocation of rent relating to their sperm bank operations

.

Travel expense for the year ended December 31, 2011 of $ 14,394 ~~51,852~~ compared to the same period for 2010 of $ 66,356 ~~191,464~~ , or a decrease of $ 51,962 ~~139,612~~ (7 8.3 ~~2.9~~ %).

Miscellaneous expense decreased by $276,884 (96.8%) to $9,105 for the year ended December 31, 2011, as compared to $285,989 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the year ended December 31, 2011of $ ~~377,057~~ 36,868 compared to the same period for 2010 of $ ~~244,607~~ 17,814 increased as a result of the amortization of the license and the patents.

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

Other Income (Expense).Other income (expense) includes interest income, interest expense and other non-operating income. Other expense for the year ended December 31, 2011 was $76,643 compared to other expense of $19,026 for the same period last year. The increase in other expense from 2010 of $57,617 is the result of the interest on the related party debt being calculated at 3% commencing January 1, 2011.

Net Loss and Net Loss per Share.Net loss for the year ended December 31, 2011 was $1, 383,846 ~~450,763~~ , compared to $3,470,035 for the same period in 2010, for a decreased net loss of $2, ~~019,272~~ 086,189 ( 61 ~~59~~ %). Net loss per share for the year ended December 31, 2011 was $0.21 compared to $0.75 in the same period for 2010, based on the weighted average shares outstanding of 6,545,182 and 4,629,862, respectively. The decreased net loss for the year ended December 31, 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $57,317, (ii) decreased cost of sales of $16,363, (iii) decreased salary and benefit costs of $133,515, (iv) decreased professional fees of $1, 650,792 ~~545,792~~ , (v) increased research and development costs of $130,746, (v i ) a decrease in insurance costs of $21,171, (vi i ) decreased travel and entertainment costs of $ 51,962 ~~139,612~~ , (vii i ) a decrease in miscellaneous costs of $276,884, ( ix ~~viii~~ ) a decrease in rent expense of $16,676, and ( ~~i~~ x) an increase in other net non-operating income and expense of $57,617.

As of December 31, 2011, the Company has a contingent liability to issue an aggregate of 12,112,498 shares of its common stock upon the exercise and conversion of all outstanding warrants, options and shares of Preferred Stock.  The Company has reserved this number of shares from our authorized capital stock pending these conversions.

Status of our Research and Development Projects

UMK-121

UMK-121 is a stem cell related drug therapy that relies upon the mobilization of bone marrow stem cells and is a proprietary technology based upon existing FDA approved drugs.  The objective is to create a treatment based upon the drug combination to extend the life of patients with end stage liver disease.  Currently we are seeking a facility to replace the University of Miami in order to conduct a Phase I clinical trial based upon the NDA recently filed with the FDA.The costs incurred in the research and development of UMK-121 for the years ended December 31, 2010 and 2011, were $0 and $141,486, respectively, and for the six months June 30, 2012, the costs incurred were $89,313.The steps necessary to complete the project are Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page ___ of this Amendment.  It is highly likely that the Company will not have sufficient funds to bring this project to FDA approval and thus we will have to raise additional capital to complete the project.  We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days.

StromaCel

StromaCel intends to develop therapies using stromal cells, which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.  The objective is to create a treatment based upon the stromal cells that will reduce inflammation and improve cardiac function in patients who are suffering or have suffered a myocardial infarction.  Currently we are developing the cellular technology and intend to continue the developmentwhen we identify a new facility to conduct our ongoing research and development on this project to replace the University of Miami, which terminated its relationship with us in April, 2012.  The costs incurred in the research and development of StromaCel for the years ended December 31, 2010 and 2011, were $282,080 and $376,675, respectively, and for the six months June 30, 2012, the costs incurred were $289,923. The steps necessary to complete the project are Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page ___ of this Amendment ~~.  It is highly likely that the Company will not have sufficient funds to bring this project to FDA approval and thus we will have to raise additional capital to complete the project~~ ..  We are unable to state with any degree of confidence when a filing with the FDA will occur, when such application would be approved, or when any particular testing phase will be either commenced or completed.

Cord Blood

The Cord Blood expansion technology looks to create a cellular platform for the expansion of stem cells from the cord blood and xcreate improved Cryopreservation systems for Cord Blood. The project has been “on hold” since 2011 due to lack of sufficient funds. The costs incurred in the research and development of the cord blood expansion for the year ended December 31, 2010 was $24,000. For the six months June 30, 2012, the costs incurred were $0. The steps necessary to complete the project will be pre-clinical testing, Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page 25 ~~___~~ of this Amendment.  It is highly likely that the Company will not have sufficient funds to bring this project to FDA approval and thus we will have to raise additional capital to complete the project.  We are unable to state with any degree of confidence when a filing with the FDA will occur, or when any particular testing phase will be either commenced or completed.

Cosmeceuticals

Our cosmeceutical project is based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology.The objective is to create a series of cosmeceutical products for sale. We received our INCI nomenclature in 2011.  We are presently seeking a facility to manufacture NC-138 because of the termination of agreements at the University of Maimi ~~.~~ .. The costs incurred in the research and development of our cosmeceutical products for the years ended December 31, 2010 and 2011, were $31,277 and $12,486, respectively, and for the six months June 30, 2012, the costs incurred were $77,312. The steps necessary to complete the project are obtaining a source for NC-138, establishing a relationship with a cosmetic manufacture and packaging manufacturer. Finally, one or more sources of distribution will be required.  The risks associated with completing development are set forth in the Risk Factors at Page 25 ~~___~~ of this Amendment.  Due to the delay caused by the termination of the agreement with the University of Miami the Company anticipates that the cosmeceutical products will be ready sometime in the fourth quarter of 2012. It is highly likely that the Company has sufficient funding to bring the cosmeceutical line to market.

~~37~~

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

~~38~~

The Company anticipates revenue from support agreements it enters into will be recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.

~~Income Taxes~~

~~Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.~~

~~Uncertainty in Income Taxes~~

~~Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.~~

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

~~(Loss) Per Share of Common Stock~~

~~Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.~~

Stock-Based Compensation

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

~~39~~

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

~~Noncontrolling Interests~~

~~In accordance with ASC 810-10-45,  Noncontrolling Interests in Consolidated Financial Statements,  the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company will apply the provisions in ASC 810-10-45 to the financial information when they have a majority interest in a subsidiary. XGen was the only subsidiary held less than 100%, but the Company assumed control of the minority interest shortly after formation.~~

RECENT ACCOUNTING PRONOUNCEMENTS

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

~~40~~

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

“As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

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

Although the Certifying Officers have determined that our disclosure controls and procedures were not effective, management continues to believe that a refinement to our disclosure controls is an ongoing process. We will continuously review disclosure requirements, including Form 8-K and Regulation S-K disclosure requirements, SEC staff guidance and interpretations related thereof, as well as Accounting Standards Codification (“ASCs”) and updates.”

~~Evaluation of Disclosure Controls and Procedures~~

~~Management of Proteonomix Inc., which consists primarily of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.~~

~~The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.~~

~~Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.~~

~~Management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, management identified significant deficiencies related to (i) the absence of U.S. GAAP expertise or an internal accounting staff, (ii) our internal audit functions and (iii) the absence of an Audit Committee which resulted in an ineffective system of internal control at December 31, 2011.~~

~~Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.~~

~~In order to correct the above mentioned deficiencies, we have taken and plan on taking the following remediation measures:~~

~~We intend to appoint additional members to our board of directors in 2012 and establish an audit committee.~~

~~We intend to hire additional staff in 2012 familiar with financial reporting controls and compliance with Sarbanes-Oxley rules and regulations as well as U.S. GAAP.~~

~~We intend to hire internal audit staff to consolidate and concentrate our efforts with the building of its six subsidiaries.~~

~~We intend to segregate duties and implement appropriate review procedures throughout the accounting and administration controls.~~

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Proteonomix, Inc .. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended).

~~41~~

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

Michael Cohen

4 7 ~~3~~

President, Chief Executive Officer,

Chairman, Board of Directors,

Chief Operating Officer

~~Chief Financial Officer~~

Thomas P. Monahan

64

Chief Financial Officer

~~Treasurer~~

Roger Fidler

61

Director , Treasurer

Steven Byle

4 4 ~~3~~

Director , Chief Technology Officer

Ian McNiece, PhD

54

Vice-President, Scientific

Development, Chief Scientific

Officer, Director

Jason Isaacs

40

Secretary

~~42~~

The directors will serve until the next annual meeting of shareholders, presently scheduled for June 22, 2013, or until their successors are elected and qualified.  Our officers serve until their contracts expire or are terminated by action of our Board of Directors.

Michael Cohen, President, Chief Executive, ~~Operating and Financial Officer, Treasurer, and~~  Chairman of the Board.

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

Ian McNiece, Vice President, Scientific Development, Chief Scientific Officer and Director

Dr. McNiece ~~,has~~ , has served as Vice-President for Scientific Development and Chief Scientific Officer since November 11, 2009 and as a Director since December 7, 2010.   He received his PhD in 1986 from the University of Melbourne undertaking his thesis work in studies of blood cell development at the Peter MacCallum Cancer Institute in Melbourne, Australia. He moved to the United States in July, 1986 to the University of Virginia as a postdoctoral fellow. In August, 1997 he was employed by Amgen Inc, as a Research Scientist and then as a Laboratory Head. In September 1998, he left Amgen and moved to the University of Colorado as the Director of Research in the Bone Marrow Transplant Program. Subsequently, he joined JHU as a Professor of Oncology and Laboratory Director of the Graft Engineering Laboratory from January 2003 to May 2007. This laboratory is responsible for all processing of bone marrow, peripheral blood progenitor cell (PBPC) products and cord blood products for transplantation of cancer patients. He was actively involved in optimization of cellular grafts for patient treatment and the translation of basic research to clinical treatment. In July, 2007 he joined the Stem Cell Institute at University of Miami as Director of the Experimental and Clinical Cell-Based Therapies and is presently Professor of Medicine at University of Miami. Dr. McNiece on January 2, 2007 became a member of the Scientific Advisory Board and Chief Scientific Officer and on November 11, 2009 he also became Vice-President of Scientific Development.

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

~~43~~

Steven Byle, Director, Chief Technology Officer (CTO)

Steven Byle joined our board of directors on January 5, 2009. He recently became our Chief Technical Officer. .He has been, since 2007, CTO and Vice-President of Technology for Dockwise, B.V, an energy company, the securities of which trade on the Euronext Stock Exchange under the symbol DOCKE. From 2001 to 2008, he was Chief Executive Officer and Legal Counsel for Offshore Kinematics, Inc., a subsidiary of Dockwise which Mr. Byle founded and sold to Dockwise. In 2002, he founded what has become the Core Group International, an overseas manufacturer of custom, OEM, oilfield, and offshore elastomer systems. Since 2005, he has been a member of the board of directors of Ocean Dynamic China, an engineering subsidiary of Offshore Kinematics. In 2008, he co-founded Texas Auto Superstore, an online automotive sales company. Mr. Byle owned a technology and development consortium, the Novellent Group, founded in 1997, and was a co-founder of Internet Legal Resource Guide which provided online research for attorneys, beginning back in 1995. Mr. Byle earned his B.S. in Engineering from the University of Michigan in 1991, summa cum laude, and was an Angell Scholar, and received his J.D. from the University of Texas Law School magna cum laude in 1998. He also attended Beijing Polytechnic University and Richmond College, England.

Thomas Monahan, Chief Financial Officer

Thomas Monahan has been President of the Company from its inception to present. Mr. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 though December 2005. During this time, an injury to both of his legs and an extensive hospital and rehabilitation period no longer permitted him to meet the travel requirements of his engagements. On December 19, 2005, the New Jersey State Board of Accountancy entered a Consent Order whereby Mr. Monahan voluntarily agreed not to renew his license to practice accountancy in the State of New Jersey and to surrender his license, which expired December 31, 2005. The action arose because Mr. Monahan did not respond to an ethics inquiry by the American Institute of Certified Public Accountants. The failure to respond was due initially to Mr. Monahan’s prolonged hospital stay, caused by an accident and his failure to receive the notice mailed to his vacated residence during the hospital stay. Subsequently, Mr. Monahan had no interest in pursuing public accountancy due to his physical disability and thus did not bother to respond to the inquiry. No further action was taken by either the American Institute of Certified Public Accountants or the New Jersey State Board of Accountancy with respect to the underlying ethics inquiry that had been pending for many years concerning Mr. Monahan’s involvement in the audit of Searex, Inc., a private company because Mr. Monahan decided not to renew his license to practice accounting in 2006.

Before working as a Certified Public Accountant, Mr. Monahan served as Comptroller for Superior Steakhouse Systems, Inc. Mineola, New York. From 1983 to 1984, Mr. Monahan was Assistant Comptroller for CoverTemp, Inc. in White Plains, New York. Mr. Monahan received his B.A. degree from Rutgers University in 1970, his M.A. in Distributive and General Business Education from Montclair State College in Montclair, New Jersey in 1975 and was certified as a teacher for the State of New Jersey K-12 and Distributive and Marketing education. Mr. Monahan’s teaching license has lapsed. He served as a student teacher at Orange High School in Orange, New Jersey for 16 weeks specializing in Urban Education and taught at John F. Kennedy High School in Paterson, New Jersey.

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

Code of Ethics

As of July 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Procedure For Nomination of Board Members By Shareholders

Security holders may recommend nominees to the board of directors by submitting to the Company at its corporate headquarters the security holders nominee for the Board of Directors not less than twenty (20) days prior to the annual meeting of shareholders.

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

~~44~~

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended December 31, 2011, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors, except that issuances of Series D Preferred Stock to Michael Cohen, Roger Fidler, Steven Byle and Ian McNiece were reported late upon Form 5.

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

~~45~~ 91

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

~~46~~

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

93

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

~~47~~

In addition, Mr. Cohen is entitled to the issuance of 50,000 shares of common stock upon the filing of patent applications naming him as investigator or inventor, which are assigned to the Company, and the granting of patents which are assigned to the Company. To date, Mr. Cohen has received 50,000 Series C Preferred Shares (jointly with Jacob Cohen) for the assignment of patent rights and applications to the Company which shares were transferred to the JSM Family Trust. Mr. Cohen is also entitled to use of a car s leased by us for not more than $1, ~~000~~  250 per month and reimbursement of related expenses. Mr. Cohen also receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Cohen is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of five years from July 1, 2009, and automatically renews for additional five-year periods unless terminated by the Company or Mr. Cohen by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for “cause," or by Mr. Cohen for “good reason," as such terms are defined in the agreement. Upon termination, Mr. Cohen will be entitled to 36 months’ salary, and benefits, including health insurance, and options, if any are issued, which have not vested at the time of termination. Upon the death of Mr. Cohen while the agreement is in effect, the thirty-six months’ continuation of compensation and benefits shall be paid to the JSM Family Trust, and his immediate family will remain covered by the Company’s health insurance plan.

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

94

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

~~48~~

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

95

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

~~49~~

96

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

~~50~~ 97

JSM Family Trust

Series C

25,000 shares

50.0%

145 Highview Terrace

Preferred Stock (5)

Hawthorne, NJ 07506

Common Stock

200,000 shares

2.6%

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

~~51~~ 98

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

The Company entered into consulting agreements with our officers Michael Cohen  and Kenneth Steiner, M.D in 2005 and 2008, respectively. Mr. Steiner was not renewed on September 1, 2010. (See Item 11 – Executive Compensation)

In July, 2009, Michael Cohen and Jacob Cohen, his brother, assigned to the Company all rights to patent applications and all related discoveries, inventions and intellectual property relating to stem cell derived cosmetic and cosmeceutical in exchange for 50,000 shares of Series C Preferred Stock. Of these 50,000 shares of Series C Preferred Stock, each of the Cohen brothers owned 25,000 shares until Jacob transferred all of his shares to the JSM Trust.   We have assigned all such rights to Proteoderm. The two patent applications apply to 1) umbilical cord stem cell derived topical compositions and method of use thereof, and 2) embryonic germ cell secreted product derived topical composition and method of us thereof. As additional consideration for the assignment, Messrs. Cohen will also receive, in the event Proteoderm should become a public company, 20% of the outstanding shares of Proteoderm immediately prior to the filing of a registration statement or reverse merger documents , each brother owning one half of the 20% interest .. Proteoderm has entered into preliminary discussions regarding becoming a public traded company. ~~no present intention of becoming a public company and has not held any preliminary discussions with underwriters and other fundraisers.~~

As of December 31, 2011, we owed Michael Cohen, President, approximately $1,425,000 representing unpaid salary. In addition, in 2011, Mr. Cohen lent the Company a total of approximately $153,672, and Mr. Cohen converted $350,000 of his loans into shares of common stock, bringing his total loans outstanding to $729,297.

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

~~52~~ 99

The Company has entered into consulting agreements with each member of the Scientific Advisory Board which are ongoing. These agreements are attached to this annual report by incorporation by reference to the Registration Statement upon Form S-1 filed by the Company on February 1, 2011.

The ~~Cohen~~  McNiece Cohen Foundation (“Foundation”) is a Florida based not-for-profit corporation which has as it principal directors and employees Michael Cohen, our President, and Ian McNiece , our Chief Scientific Officer.  The Foundation focuses on research and development which it licenses to the Company upon terms set forth in agreements filed by incorporation by reference. The Company has not donated or given funds to the Foundation for any of its research, but presently owes the Foundation 50,000 shares of our common stock as part of licensing fees.

During 2011, Steven Byle converted $100,000 of debt owed to him into 178,572 shares of the common stock.

Director Compensation

Directors receive no compensation for acting as such. None of our directors are independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

To ensure the independence of Proteonomix’s independent auditor and to comply with applicable securities laws, the Chief Executive Officer and Chief Financial Officer ~~Audit Committee~~ is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by Proteonomix’s independent registered public accountants.  ~~For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audits, audit-related, and non-audit services to be performed by Proteonomix’s independent accountants (the "Policy").~~

~~The Policy provides that~~  Proteonomix’s independent accountant may not perform any audit, audit-related, or non-audit service for Guardian, subject to those exceptions that may be permitted by applicable law, unless (1) the service has been pre-approved by the Board of Directors ~~Audit Committee~~ , ~~or (2) Proteonomix engaged the independent registered public accountant to perform the service pursuant to the pre-approval provisions of the Policy.~~  In addition, the custom of the Company ~~Policy~~ prohibits the Board of Directors ~~Audit Committee~~ from pre-approving certain non-audit services that are prohibited from being performed by Proteonomix’s independent accountant by applicable securities laws. The Policy also provides that the Chief Financial Officer will periodically update the Board of Directors ~~Audit Committee~~ as to services provided by the independent auditor. With respect to each such service, the independent registered public accountant provides detailed back-up documentation to the board and the Chief Financial Officer.

The Board of Directors ~~Pursuant to its Policy, the Audit Committee~~ has pre-approved certain categories of services to be performed by the independent registered public accountant and a maximum amount of fees for each category. The Board annually re-assesses these service categories and the associated fees. Individual projects within the approved service categories have been pre-approved only to the extent that the fees for each individual project do not exceed a specified dollar limit, which amount is re-assessed annually. Projects within a pre-approved service category with fees in excess of the specified fee limit for individual projects may not proceed without the specific prior approval of the Chief Financial Officer ~~Audit Committee~~ .. In addition, no project within a pre-approved service category will be considered to have been pre-approved by the Board if the project causes the maximum amount of fees for the service category to be exceeded, and the project may only proceed with the prior approval of the Board of Directors ~~Audit Committee~~ to increase the aggregate amount of fees for the service category.

The ~~Audit Committee of the~~  Board of Directors of the Company has appointed the firm of KBL, LLP, to serve as independent auditors of the Company for the fiscal year ending December 31, 2011 and 2010.

During the fiscal year ended December 31, 2011, the Company did not have an Audit Committee. The Company intends to establish an audit committee during 2012.

100

~~53~~

For the fiscal years ended December 31, 2011 and 2010, the Company paid (or will pay) the following fees for services rendered during the year or for the audit in respect of those years:

Fee Type	2011	2010

Audit Fees (1)	$ 56,250	$ 45,000
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$ 56,250	$ 45,000

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

101

                              ~~54~~

2. Financial Statement Schedules:

The financial statements are set forth under Part IV, Item 15 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted since they are not required, not applicable, or the information is otherwise included.

(b) The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBITS

EXHIBITS

Exhibit 3.1 Articles of Incorporation (1)

Exhibit 3.2 Articles of Incorporation (1)

Exhibit 3.3 Articles of Incorporation (1)

Exhibit 3.4 Articles of Incorporation (1)

Exhibit 3.5 Articles of Incorporation (1)

Exhibit 3.6 Articles of Incorporation (1)

Exhibit 3.7 Articles of Incorporation (1)

Exhibit 3.8 Articles of Incorporation (1)

Exhibit 3.9 Articles of Incorporation (1)

Exhibit 3.10 By-Laws (1)

Exhibit 10.10 Assignment of Cosmetic Technologies by Michael Cohen and Jacob Cohen(1)

Exhibit 10.11 Michael Cohen’s Restated Employment Contract (1)

Exhibit 10.12 Amendment to Restated Employment Contract Between Michaelk Coehn and Proteonomix, Inc.(1)

Exhibit 10.20 Employment Contract Between Robert Kohn and Proteonomix, Inc. (2)

Exhibit 10.44 Consulting Agreement Between Dr. Ian MCNiece and Proteonomix, Inc. (3)

Exhibit 10.48 Amendment to the Employment Contract of Michael Cohen (4)

Exhibit 10.58 Licensing Agreement with the McNiece ~~-~~ Cohen Foundation

Exhibit 10.63 Consulting Agreement between Roger Fidler and Proteonomix, Inc. (5)

Exhibit 10.64 List of Subsidiaries*

Exhibit 10.65 Minutes Approving Conversion of Debt into Securities*

Exhibit 10.66 [Reserved]

102

Exhibit 10.67 License Agreement with Ian McNiece (6)

Exhibit 10.68 Licensing Agreement with the McNiece ~~-~~ Cohen Foundation*

Exhibit 10.69 Employment Agreement Between Steven Byle and Proteonomix, Inc.

*Filed herewith.

(1) Incorporated by reference from the Company’s Form 10-12G filed August 4, 2009,

(2) Incorporated by reference from the Company’s Form 10-12G/A filed October 20, 2009

(3) Incorporated by reference from the Form 10-12G/A filed on December 4, 2009.

(4) Incorporated by reference from the Company’s Form 10-12G/A filed January 19, 2010

(5) Incorporated by reference from the Company’s Form 8-K dated  August 9, 2012

(6) Incorporated by reference from the Company’s Form 10-Q filed August 21, 2012

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed Herewith
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X
~~101.INS~~	~~XBRL Instance Document.*~~
~~101.SCH~~	~~XBRL Taxonomy Extension Schema.*~~
~~101.CAL~~	~~XBRL Taxonomy Extension Calculation Linkbase.*~~
~~101.DEF~~	~~XBRL Taxonomy Extension Definition Linkbase.*~~
~~101.LAB~~	~~XBRL Taxonomy Extension Label Linkbase.*~~
~~101.PRE~~	~~XBRL Extension Presentation Linkbase.*~~

*

~~Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010 (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.~~

~~55~~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEONOMIX, INC.
By: /s/ Michael Cohen Michael Cohen Chief Executive Officer (Principal Executive Officer)	By:/s/ Thoams Monahan ~~Michael Cohen~~ Thomas Monahan ~~Michael Cohen~~ Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 27 ~~March 26~~ , 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Cohen Michael Cohen	President, Chief Executive Officer,  ~~Chief Financial Officer~~ and ~~Secretary,~~ Director (Principal Executive Officer)	August 27 ~~March 26~~ , 2012
/s/ Steven Byle Steven Byle	Director	~~March 26~~ August 27 , 2012
/s/ Ian McNiece Ian McNiece	Director	August 27 ~~March 26~~ , 2012
/s/ Roger Fidler Roger Fidler	Director	August 27 ~~March 26~~ , 2012

~~56~~

PROTEONOMIX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm …………………………………………………………..

F-2

Consolidated Balance Sheets …………………………………………………………………………………………..

F-3

Consolidated Statements of Operations ………………………………………………………………………………..

F-4

Consolidated Statement of Stockholders’ Equity (Deficit) …………………………………………………………….

F-5

Consolidated Statement of Cash Flows ………………………………………………………………………………..

F-6

Notes to Consolidated Financial Statements …………………………………………………………………………..

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

/s/ KBL, LLP

New York, NY

March 26, 2012

F-2

~~PROTEONOMIX, INC.~~
~~CONSOLIDATED BALANCE SHEETS~~
~~DECEMBER 31, 2011 AND 2010~~

~~ASSETS~~
	~~DECEMBER 31,~~ 	~~DECEMBER 31,~~
	~~2011~~	~~2010~~
~~Current Assets:~~
 ~~Cash and cash equivalents~~	 ~~$ 13~~ 	 ~~$ 18~~
 ~~Accounts receivable, net~~	 ~~20,763~~ 	 ~~15,379~~
 ~~Inventory~~	 ~~191,490~~ 	 ~~187,299~~
 ~~Prepaid expenses~~	 ~~18,000~~ 	 ~~-~~

 ~~Total Current Assets~~	 ~~230,266~~ 	 ~~202,696~~

 ~~Fixed assets, net of depreciation~~	 ~~22,779~~ 	 ~~31,928~~

~~Other Assets:~~
 ~~Intangible assets, net of amortization~~	 ~~253,050~~ 	 ~~242,439~~
 ~~Intellectual Property License, net of amortization~~	 ~~2,834,909~~ 	 ~~3,175,098~~

 ~~Total Other Assets~~	 ~~3,087,959~~ 	 ~~3,417,537~~

~~TOTAL ASSETS~~	 ~~$ 3,341,004~~ 	 ~~$ 3,652,161~~

~~LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)~~

~~LIABILITIES~~
~~Current Liabilities:~~
 ~~Obligation to issue common stock~~	 ~~$ 1,104,000~~ 	 ~~$ 1,144,000~~
 ~~Obligation to issue Series D Preferred stock~~	 ~~201,539~~ 	 ~~-~~
 ~~Current portion of notes payable - related parties~~	 ~~828,956~~ 	 ~~1,098,421~~
 ~~Current portion of notes payable~~ 	 ~~-~~ 	 ~~-~~
 ~~Current portion of convertible note~~	 ~~1,548,500~~ 	 ~~1,900,000~~
 ~~Accounts payable and accrued expenses~~	 ~~3,355,605~~ 	 ~~2,952,590~~

 ~~Total Current Liabilities~~	 ~~7,038,600~~ 	 ~~7,095,011~~

~~Total Liabilities~~	 ~~7,038,600~~ 	 ~~7,095,011~~

~~STOCKHOLDERS’ EQUITY (DEFICIT)~~
 ~~Preferred stock, $.001 Par Value; 10,000,000 shares authorized~~
 ~~Preferred stock Series A - 200,000 shares issued and outstanding~~	 ~~200~~ 	 ~~200~~
 ~~Preferred stock Series B - 6 shares issued and outstanding~~	 ~~-~~ 	 ~~-~~
 ~~Preferred stock Series C - 50,000 shares issued and outstanding~~	 ~~50~~ 	 ~~50~~
 ~~Common stock, $.001 Par Value; 240,000,000 shares authorized~~
 ~~and 7,685,556 and 5,161,984 shares issued and outstanding~~	 ~~7,686~~ 	 ~~5,162~~
 ~~Additional paid-in capital~~	 ~~17,046,337~~ 	 ~~15,919,761~~
 ~~Retained earnings (deficit)~~	 ~~(20,751,869)~~	 ~~(19,368,023)~~

~~Total Stockholders’ Equity (Deficit)~~	 ~~(3,697,596)~~	 ~~(3,442,850)~~

~~TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)~~	 ~~$ 3,341,004~~ 	 ~~$ 3,652,161~~

~~F-3~~ F-3

~~PROTEONOMIX, INC.~~
~~CONSOLIDATED STATEMENTS OF OPERATIONS~~
~~FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010~~
~~YEARS ENDED~~
~~DECEMBER 31,~~
	~~2011~~		~~2010~~

~~OPERATING REVENUES~~
 ~~Sales~~	 ~~$ 26,004~~ 		 ~~$ 83,321~~

~~COST OF GOODS SOLD~~
 ~~Inventory -~~ –  ~~beginning~~	 ~~187,299~~ 		 ~~192,465~~
 ~~Purchases~~	 ~~3,678~~ 		 ~~10,684~~
	 ~~190,977~~ 		 ~~203,149~~
 ~~Inventory -~~ –  ~~end~~	 ~~(191,490)~~		 ~~(187,299)~~
 ~~Total Cost of Goods Sold~~	 ~~(513)~~		 ~~15,850~~

~~GROSS PROFIT~~ 	 ~~26,517~~ 		 ~~67,471~~

~~OPERATING EXPENSES~~

 ~~Wages and wage related expenses~~	 ~~258,167~~ 		 ~~391,682~~
 ~~Stock based compensation~~	 ~~-~~ 		 ~~182,675~~
 ~~Professional, consulting and marketing fees~~	 ~~591,572~~ 		 ~~2,137,365~~
 ~~Other general and administrative expenses~~	 ~~106,870~~ 		 ~~561,213~~
 ~~Depreciation and amortization~~	 ~~377,057~~ 		 ~~244,607~~
 ~~Total Operating Expenses~~	 ~~1,333,666~~ 	~~#~~	 ~~3,517,542~~

~~LOSS BEFORE OTHER INCOME (EXPENSE)~~	 ~~(1,307,149)~~		 ~~(3,450,071)~~

 ~~Interest income (expense), net~~	 ~~(76,643)~~		 ~~(19,026)~~
 ~~Total Other Income (expense)~~	 ~~(76,643)~~		 ~~(19,026)~~

~~NET LOSS BEFORE PROVISION FOR INCOME TAXES~~	 ~~(1,383,792)~~		 ~~(3,469,097)~~
~~Provision for Income Taxes~~	 ~~(54)~~		 ~~(938)~~

~~NET LOSS APPLICABLE TO COMMON SHARES~~	 ~~$ (1,383,846)~~		 ~~$ (3,470,035)~~

~~NET LOSS PER BASIC AND DILUTED SHARES~~	 ~~$ (0.21)~~		 ~~$ (0.75)~~

~~WEIGHTED AVERAGE NUMBER OF COMMON~~
 ~~SHARES OUTSTANDING~~	 ~~6,545,182~~ 		 ~~4,629,862~~

F-4

~~F-4~~

~~PROTEONOMIX, INC.~~
~~CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)~~
~~FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010~~

									~~Additional~~	~~Retained~~
	~~Preferred Stock A~~		~~Preferred Stock B~~		 ~~Preferred Stock C~~		~~Common Stock~~		~~Paid-in~~	~~Earnings~~
	~~Shares~~	~~Amount~~	~~Shares~~	~~Amount~~	~~Shares~~	~~Amount~~	~~Shares~~	~~Amount~~	~~Capital~~	~~(Deficit)~~	~~Total~~

~~Balance January 1, 2010~~	 ~~200,000~~ 	 ~~$ 200~~ 	 ~~6~~ 	 ~~$ -~~ 	 ~~50,000~~ 	 ~~$ 50~~ 	 ~~4,264,664~~ 	 ~~$ 4,265~~ 	 ~~$11,401,466~~ 	 ~~$(15,897,988)~~	 ~~$(4,492,007)~~

~~Shares issued for obligation to issue shares~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~414,125~~ 	 ~~414~~ 	 ~~300,179~~ 	 ~~-~~ 	 ~~300,593~~

~~Shares issued for conversion of notes payable and accrued interest~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~189,945~~ 	 ~~190~~ 	 ~~417,689~~ 	 ~~-~~ 	 ~~417,879~~

~~Shares issued for conversion of convertible note~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~200,000~~ 	 ~~200~~ 	 ~~99,800~~ 	 ~~-~~ 	 ~~100,000~~

~~Shares issued for conversion of accounts payable~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~58,000~~ 	 ~~58~~ 	 ~~58,709~~ 	 ~~-~~ 	 ~~58,767~~

~~Shares issued for services~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~129,000~~ 	 ~~129~~ 	 ~~123,821~~ 	 ~~-~~ 	 ~~123,950~~

~~Shares cancelled during the year~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~(93,750)~~	 ~~(94)~~	 ~~(66,469)~~	 ~~-~~ 	 ~~(66,563)~~

~~Stock based compensation on options issued~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~182,675~~ 	 ~~-~~ 	 ~~182,675~~

~~License acquired for stock options issued~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~3,401,891~~ 	 ~~-~~ 	 ~~3,401,891~~

~~Net loss for the year ended December 31, 2010~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~(3,470,035)~~	 ~~(3,470,035)~~

~~Balance December 31, 2010~~	 ~~200,000~~ 	 ~~200~~ 	 ~~6~~ 	 ~~-~~ 	 ~~50,000~~ 	 ~~50~~ 	 ~~5,161,984~~ 	 ~~5,162~~ 	 ~~15,919,761~~ 	 ~~(19,368,023)~~	 ~~(3,442,850)~~

~~Shares issued for conversion of convertible note~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~1,500,000~~ 	 ~~1,500~~ 	 ~~590,000~~ 	 ~~-~~ 	 ~~591,500~~

~~Shares issued for conversion of note payable - related parties~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~803,572~~ 	 ~~804~~ 	 ~~449,196~~ 	 ~~-~~ 	 ~~450,000~~

~~Shares issued for services (and prepaid expenses)~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~220,000~~ 	 ~~220~~ 	 ~~87,380~~ 	 ~~-~~ 	 ~~87,600~~

~~Net loss for the year ended December 31, 2011~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~(1,383,846)~~	 ~~(1,383,846)~~
	 ~~200,000~~ 	 ~~$ 200~~ 	 ~~6~~ 	 ~~$ -~~ 	 ~~50,000~~ 	 ~~$ 50~~ 	 ~~7,685,556~~ 	 ~~$ 7,686~~ 	 ~~$17,046,337~~ 	 ~~$(20,751,869)~~	 ~~$(3,697,596)~~
~~F-5~~
F-5 ~~PROTEONOMIX, INC.~~
 ~~CONSOLIDATED STATEMENTS OF CASH FLOWS~~
~~FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010~~
~~YEARS ENDED~~
~~DECEMBER 31,~~
					~~2011~~			~~2010~~
~~CASH FLOWS FROM OPERATING ACTIVITIES~~
 ~~Net loss~~					 ~~$ (1,383,846)~~			 ~~$ (3,470,035)~~
 ~~Adjustments to reconcile net loss to net cash~~
 ~~used in operating activities:~~
 ~~Depreciation and amortization~~					 ~~377,057~~ 			 ~~244,607~~
 ~~Consulting services rendered for convertible note~~					 ~~90,000~~ 			 ~~-~~
 ~~Common stock issued for consulting services~~					 ~~39,600~~ 			 ~~57,387~~
 ~~Stock based compensation~~					 ~~-~~ 			 ~~182,675~~
 ~~Obligation to issue common shares - services~~					 ~~-~~ 			 ~~1,712,063~~
 ~~Obligation to issue Series D Preferred shares - services~~					 ~~161,539~~ 			 ~~-~~
 ~~Changes in assets and liabilities~~
 ~~(Increase) decrease in accounts receivable~~					 ~~(5,384)~~			 ~~26,434~~
 ~~(Increase) decrease in inventory~~					 ~~(4,191)~~			 ~~5,166~~
 ~~Decrease in prepaid expenses~~					 ~~30,000~~ 			 ~~-~~
 ~~Increase in accounts payable and~~
 ~~and accrued expenses~~					 ~~418,015~~ 			 ~~676,369~~
 ~~Total adjustments~~					 ~~1,106,636~~ 			 ~~2,904,701~~

 ~~Net cash (used in) operating activities~~					 ~~(277,210)~~			 ~~(565,334)~~

~~CASH FLOWS FROM FINANCING ACTIVITES~~
 ~~Increase in patent fees~~					 ~~(38,330)~~			 ~~(215,265)~~
 ~~Net cash (used in) investing activities~~					 ~~(38,330)~~			 ~~(215,265)~~

~~CASH FLOWS FROM FINANCING ACTIVITES~~
 ~~Proceeds from notes payable - related parties~~					 ~~165,535~~ 			 ~~680,790~~
 ~~Proceeds from convertible note~~					 ~~150,000~~ 			 ~~-~~

 ~~Net cash provided by financing activities~~					 ~~315,535~~ 			 ~~680,790~~

~~NET (DECREASE) IN~~
 ~~CASH AND CASH EQUIVALENTS~~					 ~~(5)~~			 ~~(99,809)~~
~~CASH AND CASH EQUIVALENTS -~~
 ~~BEGINNING OF PERIOD~~					 ~~18~~ 			 ~~99,827~~
~~CASH AND CASH EQUIVALENTS - END OF PERIOD~~					 ~~$ 13~~ 			 ~~$ 18~~

~~CASH PAID DURING THE YEAR FOR:~~
 ~~Income taxes~~					 ~~$ 54~~ 			 ~~$ 938~~
 ~~Interest expense~~					 ~~$ -~~ 			 ~~$ -~~
~~SUPPLEMENTAL NONCASH INFORMATION:~~
 ~~Common stock issued for consulting services~~					 ~~$ 39,600~~ 			 ~~$ 57,387~~
 ~~Conversion of obligation to issue common shares to common stock~~
 ~~and additional paid in capital~~					 ~~$ -~~ 			 ~~$ 300,593~~
 ~~Conversion of notes payable and accrued interest for common stock~~
 ~~and additional paid in capital~~					 ~~$ 1,041,500~~ 			 ~~$ 417,879~~
 ~~Conversion of accounts payable for common stock~~
 ~~and additional paid in capital~~					 ~~$ -~~ 			 ~~$ 58,767~~
 ~~Stock options issued for the license~~ 					 ~~$ -~~ 			 ~~$ 3,401,891~~
 ~~Conversion of obligation to issue common shares to convertible note~~					 ~~$ -~~ 			 ~~$ 2,000,000~~
 ~~Conversion of obligation to issue common shares to obligation to issue~~
 ~~Series D Preferred shares~~					 ~~$ 40,000~~ 			 ~~$ -~~
 ~~Obligation to issue Series D Preferred shares for services rendered~~					 ~~$ 161,539~~ 			 ~~$ -~~
 ~~Issuance of common stock in conversion of convertible note~~					 ~~$ -~~ 			 ~~$ 100,000~~
 ~~Common stock issued for prepaid consulting services~~					 ~~$ 48,000~~ 			 ~~$ -~~
 ~~Consulting services rendered for convertible note~~					 ~~$ 90,000~~ 			 ~~$ -~~
~~F6~~

~~NOTES TO CONSOLIDATED FINANCIAL STATEMENTS~~

~~NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION~~

~~Proteonomix, Inc. (the “Company") is a Delaware corporation incorporated on June 26, 1995 as Azurel, Ltd. In September 2006, Azurel, Ltd. changed its name to National Stem Cell Holding, Inc. and then in August 2008 the name of the Company was changed to Proteonomix, Inc.~~

~~Azurel, Ltd. was incorporated on June 26, 1995 in the State of Delaware and marketed a line of fragrances. On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark until it was discharged from bankruptcy in December, 2005. Control was changed in September 2006 when Azurel acquired National Stem Cell, Inc. and its subsidiary, The Sperm Bank of New York, Inc. through a share exchange agreement.  In this transaction the common stock was reverse split 1:37. Azurel subsequently changed its name following the acquisition. Then again in August 2008, the Company reverse split its stock 1:10 when the name was changed to Proteonomix, Inc.~~

~~On January 14, 2005, National Stem Cell, Inc. acquired The Sperm Bank of New York, Inc. a company established in 1997 operating as a reproductive cell and tissue bank. National Stem Cell, Inc. acquired The Sperm Bank of New York, from its sole shareholder, for a note payable in the amount of $150,000 and acquired the accounts receivable and inventory valued at $150,000. On January 13, 2006, National Stem Cell Inc. converted the note payable into 21,866 shares of common stock. The acquisition was treated as a purchase transaction.~~

~~On July 8, 2008, the Company formed Proteoderm, Inc. as a wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides and growth hormone secreted by stem cells and incorporates them into uniquely formulated personal care products. Proteoderm, Inc. has generated no revenues since inception.~~

~~On January 5, 2010, the Company formed the Proteonomix Regenerative Translational Medicine Institute, (“PRTMI”), as a wholly-owned subsidiary. PRTMI will focus on the translation of research in stem cell biology and cellular therapy to clinical applications of regenerative medicine.  PRTMI formed PRTMI RD, a company incorporated in the Dominican Republic in February, 2010.~~

~~On February 24, 2010 the Company acquired StromaCel, Inc., a wholly-owned subsidiary for the price of its formation cost on December 24, 2009.  The mission of StromaCel is to develop therapies using stromal cells. Stromal cells are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis.~~

~~On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered  myocardial infarctions.  The  Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 90% owner of the Cohen-McNiece Foundation. The 2% royalty will be used by the Foundation to do further research into stem cell applications.Proteonomix also received a right of first refusal to license any technology developed by the Foundation.~~

~~Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.~~

~~F-7~~

~~On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). XGen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical will create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.  Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCel was to provide XGen Medical with the technology and know how to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.~~

~~The Company owns and operates seven subsidiaries, The Sperm Bank of New York, Inc., Proteoderm, Inc., National Stem Cell, Inc., PRTMI, StromaCel, Inc.,  XGen Medical, LLC and Thor Biopharma.~~

~~The Company is a biotechnology company engaged in the discovery and development of stem cell therapeutic products. The Company is developing pre-clinical-stage therapeutic agents and treatments for cancer, diabetes, heart, lung, and kidney diseases as well as for stem cell bone marrow and organ transplants. The Company’s discoveries involve stem cell treatments without using embryonic stem cells.~~

~~In January, 2011, Ian McNiece joined the Company’s Board of Directors, and the Company formed Thor BioPharma, Inc. as a wholly owned subsidiary to exploit the Company’s UMK-121 Technology related to stem cells that were licensed during the same month from the Cohen McNiece Foundation.  The management of the Company will divert resources to Thor Biopharma as the need may arise.~~

~~On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Company is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011,the Company announced that it had filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants.The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.~~

~~On February 1, 2011, the Company filed an additional patent applicationto improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion. This new methodology is used to mass-produce stem cells for therapeutic use once the stem cell line has been selected and purified. The Company believes that the new process application will dramatically expand product availability and reduce the cost of production of StromaCel to the Company and patient. The Company also believes that the technology presented in the new patent application will allow it to move to a new clinical trial quickly for the StromaCel product. Furthermore, the Company believes that this expansion model will be applicable to a wide range of stem cell technologies, providing further trials and potential revenue streams to the Company.~~

~~On February 1, 2011, the Company filed a Registration Statement on Form S-1 covering an exchange proposal whereby shareholders would exchange their common stock for convertible preferred stock that would allow the holder to convert their preferred stock into 1.3 times as many common shares by paying a declining conversion price and ultimately converting their common shares after three years at no additional price. Management believes that this transaction will not impact our business model nor our scientific research in the long term. The Company received a brief comment letter from the SEC staff requesting the filing of a Form TO and general modification of the filing to comply with exchange and/or tender offer disclosure. However, since the receipt of that comment, the Company has decided to significantly amend its registration statement to drop the exchange offer and proceed with a private placement of common stock and warrants.~~

~~F-8~~

~~On June 16, 2011, the Company announced that it had engaged the services of Bedminster Financial Group, Ltd. to provide investment banking services for the Company with a view to finding joint venture partners and/or strategic investments into one or more of its subsidiaries in order to advance the scientific and commercial development of the subsidiaries and the technologies possessed by the subsidiaries.~~

~~On July 27, 2011, the Company and Gilford Securities, Inc. (“Gilford”) of New York, NY signed a Letter of Engagement whereby Gilford undertakes to act as a dealer on a best efforts basis in a proposed public offering of the Company’s securities.  Gilford is to receive a refundable grant of 325,000 shares of the Company’s common stock, and 8% of the cash proceeds for the first $5,000,000 of gross proceeds raised by Gilford and 10% cash for any sums raised by Gilford in excess of $5,000,000. In addition Gilford is to receive seven year warrants equal to 8% of the securities sold up to $5,000,000 and equal to 10% of the securities in excess of $5,000,000 all exercisable at the public offering price.  Gilford also would be compensated for any private funds raised or any merger and acquisition work performed.  Gilford also has the right to act as the syndicate manager in its sole discretion. The Company terminated this Agreement on or about February 1, 2012.~~

~~On November 11, 2011, the Company announced that that the Cosmetic Ingredients Review Board (“CIR”) had approved and assigned an INCI nomenclature to its innovative Matrix NC-138 Cosmeceutical product, a necessary final step prior to manufacturing and commercialization of cosmetic products in the United States.~~

~~On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct a FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Issuer’s UMK-121 Biopharmaceutical Stem Cell Technology which is a proprietary technology based upon existing FDA approved drugs.  The Issuer sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Issuer is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the University in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University.~~

~~On December 29, 2011, The Series A1 and Series C Preferred Stock classes were amended.  The primary effect of the amendment was to protect existing Class A1 and Class C Convertible Preferred Stock conversion rights against dilution in most circumstances, including reverse splits in the common stock and to add conversion to the Series C at a rate of 100 common shares for each share of Series C Preferred Stock converted. Also on December 29, 2011, Proteonomix, Inc. (the “Company”) created a new class of securities, the Class D Preferred Stock The primary terms of the Class D Preferred is that in addition to preferences upon liquidation, the Class D is convertible at a ratio 10 common shares to 1 converted Class D Preferred share of the Company.  In addition, the Class D conversion rights are protected against dilution in most circumstances, including reverse splits in the common stock.~~

~~Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB") Accounting Standards Codification (“ASC") 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs").~~

~~The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.~~

~~Going Concern~~

~~During the year ended December 31, 2011, the Company’s revenue generating activities consisting solely of the sperm bank activities have not produced sufficient funds for profitable operations and have incurred significant operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2012 on these products. We have outstanding trade and accrued payables of $3,355,605including accrued salaries due to our management of $1,612,500, and loans from our Chief Executive Officer’s of $729,297.~~

~~F-9~~

~~As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,383,846and $3,470,035 for the years ended December 31, 2011 and 2010 respectively.  In addition, the Company has a working capital deficit in the amount of $6,808,334as of December 31, 2011. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.~~

~~Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.~~

~~As of December 31, 2011, we had a cash balance of $13. Management believes these funds to be insufficient to fund our operations, absent any cash flow from operations or funds from the sale of our equity or debt securities. We are currently spending or incurring (and accruing) expenses of approximately $100,000 per month on operations and the continued research and development of our technologies and products.  Management believes that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses. In December 2011, the Company received $150,000 in the form of a convertible note. The proceeds of this note went to pay for the Company’s share to fund the Company’s $105,000 commitment to the University of Miami for the clinical trial to be conducted by the University of Miami, and to pay for certain accrued professional fees and director and officer insurance coverage.~~

~~On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million. See Subsequent Events for additional disclosure.~~

~~There is no guarantee that the Company will be able to raise additional capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on many factors. These factors include the final phase of development of their pre-clinical stage therapeutic agents being successful as well as product implementation and distribution.~~

~~The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.~~

~~NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES~~

~~Principles of Consolidation~~

~~The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.~~

~~Use of Estimates~~

~~The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to derivative liabilities, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.~~

~~F-10~~

~~Cash and Cash Equivalents~~

~~The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of six months or less to be cash equivalents. Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.~~

~~Fair Value of Financial Instruments (other than Derivative Financial Instruments)~~

~~The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.~~

~~Research and Development~~

~~The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. Certain of these costs may be reduced by government grants and investment tax credits where applicable. The Company has never had any government grants or investment tax credits.~~

~~Intangible Assets~~

~~The Company’s intangible assets consist of patents and intellectual property, which are carried at the purchase price and/or the legal cost to obtain them. Patents are being amortized over their estimated useful lives, which range from seven to seventeen years. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life of the related asset. The Company periodically reviews its capitalized intangible assets to assess recoverability based on the projected undiscounted cash flows from operations, and impairments are recognized in operating results when a permanent diminution in value occurs.~~

~~The value assigned to the license is being amortized over a ten-year life. The Company will test for impairment on an annual basis and impair the value if necessary.~~

~~Revenue Recognition~~

~~The Company recognizes revenue for the sales of its donor sperm samples, which have been the only source of revenue to date are when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable and collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a fee is based upon a variable such as acceptance by the customer, the Company accounts for the fee as not being fixed and determinable. In these cases, the Company defers revenue and recognizes it when it becomes due and payable. The Company assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. If the Company determines that collection of a fee is not reasonably assured, revenue is deferred until the time collection becomes reasonably assured.~~

~~The Company anticipates revenue from support agreements it enters into will be recognized on a straight-line basis over the life of the contract, although the fee is due and payable at the time the agreement is signed or upon annual renewal.~~

~~Accounts Receivable~~

~~The Company intends to conduct business with companies based on an evaluation of each customer’s financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary from customer to customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Management has determined that there is an allowance of $72,115 for doubtful accounts at December 31, 2011.~~

~~Accounts receivable will generally be due within 30 days and collateral is not required.~~

~~F-11~~ F-11

~~Income Taxes~~

~~Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.~~

~~Uncertainty in Income Taxes~~

~~Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2011 no additional accrual for income taxes is necessary.~~

~~Fixed Assets~~

~~Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.~~

~~When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.~~

~~Impairment of Long-Lived Assets~~

~~Long-lived assets, primarily its licenses and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.~~

 ~~(Loss) Per Share of Common Stock~~

~~Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.~~

~~F-12~~

~~The following is a reconciliation of the computation for basic and diluted EPS:~~

~~December 31, 2011~~

~~December 31, 2010~~

~~Net loss~~

~~$ (1,383,846)~~

~~$  (3,470,035)~~

~~Weighted-average common shares~~

~~Outstanding (Basic)~~

~~6,545,182~~

~~4,629,862~~

~~Weighted-average common stock~~

~~Equivalents~~

~~Series A1 Preferred Stock~~

    ~~2,000,000~~

     ~~2,000,000~~

~~Stock options~~

    ~~1,122,498~~

     ~~1,122,498~~

~~Convertible Notes~~

~~3,212,500~~

         ~~-~~

~~Weighted-average commons shares~~

~~Outstanding (Diluted)~~

~~12,880,180~~

~~7,752,360~~

~~Stock-Based Compensation~~

~~In 2006, the Company adopted the provisions of ASC 718-10  “Share Based Payments" . The adoption of this principle had no effect on the Company’s operations.~~

~~ASC 718-10 requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method.~~

~~The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.~~

~~The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50,  “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".   The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period. At no time has the Company issued common stock for a period that exceeds one year.~~

~~Segment Information~~

~~The Company follows the provisions of ASC 280-10,  "Disclosures about Segments of an Enterprise and Related Information".   This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company operates in five distinct reporting segments, as of December 31, 2011 and for the years ended December 31, 2011 and 2010.~~

~~F-13~~

~~Inventory~~

~~Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $191,490 as of December 31, 2011 consists of donor’s sperm samples. Based on the method in which these samples are contained, it is very rare that a sample would spoil. Samples are cleared for cryopreservation after rigorous laboratory testing. Samples are cryopreserved in nitrogen vapor and are maintained frozen until purchased by a client. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company, to date has never destroyed any samples in inventory, or sold samples that were not viable (alive after been thawed for use).~~

~~Beneficial Conversion Features~~

~~ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.~~

~~Noncontrolling Interests~~

~~In accordance with ASC 810-10-45,  Noncontrolling Interests in Consolidated Financial Statements,  the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company had applied the provisions in ASC 810-10-45 to the financial information for the year ended December 31, 2010. During the year ended December 31, 2010, the Company formed XGen and was a 51% owner, however retained the remaining 49% shortly after formation. As a result, no amounts were applied to the former minority owners of XGen.~~

~~Recent Accounting Pronouncements~~

~~In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04,  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.~~

~~In June 2011, FASB issued ASU No. 2011-05,  Presentation of Comprehensive Income , which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.~~

~~In September 2011, FASB issued ASU 2011-08,  Testing Goodwill for Impairment , which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.~~

~~F-14~~

~~There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial statements upon adoption.~~

~~NOTE 3 - FIXED ASSETS~~

~~Fixed assets as of December 31, 2011 and 2010 were as follows:~~

~~Estimated~~

~~Useful Lives            December 31,    December 31,~~

~~(Years) 20112010~~

~~Computer Equipment~~

~~5~~

~~$ 13,281~~

            ~~$ 13,281~~

~~Machinery and Equipment~~

~~5-7~~

     ~~5,868                 5,868~~

~~Leasehold Improvement~~

~~15~~

   ~~20,980               20,980~~

~~Furniture and fixtures~~

~~7~~

~~28,350  28,350~~

   ~~68,479               68,479~~

~~Less: accumulated depreciation~~

~~(45,700)(36,551 )~~

~~Fixed assets, net~~

~~$  22,779             $  31,928~~

~~There was $9,149 and $9,149 charged to operations for depreciation expense for the years ended December 31, 2011 and 2010, respectively.~~

~~NOTE 4 -  INTANGIBLE ASSETS AND INTELLECTUAL PROPERTY LICENSE~~

~~Intangible assets as of December 31, 2011 and 2010 were as follows:~~

~~Estimated~~

~~Useful Lives    December 31,       December 31,~~

~~(Years)    2011         2010~~

~~Patents and Trademarks~~

~~10~~

       ~~$301,161~~

           ~~$262,831~~

~~Less: accumulated amortization~~

~~(  48,111 )                    (20,392 )~~

~~Intangible assets, net~~

      ~~$  253,050                 $  242,439~~

~~The Intellectual Property License as of December 31, 2011 and 2010 were as follows:~~

~~Estimated~~

~~Useful Lives    December 31,          December 31,~~

~~(Years)    2011              2010~~

~~Intellectual Property License~~

~~10~~

       ~~$3,401,891~~

     ~~$3,401,891~~

~~Less: accumulated amortization~~

~~(566,982 )             (226,793 )~~

~~Intellectual Property License, net                                                      $  2,919,957       $  3,175,098~~

~~There was $367,908 and $247,184 charged to operations for amortization expense for the years ended December 31, 2011 and 2010, respectively.~~

~~F-15~~

~~NOTE 5 -  PROMISSORY NOTES~~

~~The Company had outstanding $0 in promissory notes payable and $0 in accrued interest as of December 31, 2011.  The Company entered into promissory notes for $392,675 between April and July 2007 with six individuals/companies. On December 31, 2008, the Company renegotiated these notes. In the process of this, the Company added $57,675 in interest that was unpaid during 2008. The Company also issued shares to the note holders to cure a default under the note and extended the due date to January 30, 2009. The notes accrued interest at annual interest rates of 10% and were to mature from October 2007 to January 2008. The Company negotiated a full settlement on April 15, 2010 and issued 354,070 shares for all principal and interest due the promissory note holders.~~

~~The Company had issued 16,500 warrants with these notes that have since been converted to shares of common stock and none of the warrants remain outstanding.~~

~~NOTE 6 -  RELATED PARTY LOANS~~

~~The Company has unsecured loans and advances with officers of $828,956 as of December 31, 2011. The loans and advances are typically repaid through conversions to shares of common stock. The advances are short-term and typically repaid within 6 months. The officers have not accrued interest on these amounts through December 31, 2010 as the repayment of the advances were made on a recurring basis. Effective, January 1, 2011, the board of directors agreed to pay 3% interest on all amounts outstanding. Interest expense for the year ended December 31, 2011 and accrued for as of December 31, 2011 on these loans amounts to $24,897. These loans were made to fund the Company with working capital during the process of securing contracts.  All loans and advances are due on demand and are included in current liabilities. In addition, the Company has other related party payables outstanding that consist of accrued compensation and related expenses to the President and former CFO of the Company totaling $1,612,500 as of December 31, 2011. This amount has been included in current liabilities on the consolidated balance sheets. In January, the Company issued previously approved shares of the Company common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000.~~

~~NOTE 7 –  CONVERTIBLE NOTES~~

~~The Company entered into an agreement with a company that was owed shares of stock and this was recorded as a liability for stock to be issued. This Company as of December 17, 2010 was owed 1,208,500 shares of common stock valued at $2,000,000. The shares were accrued at various dates from 2009 and 2010. The Company agreed to convert their liability of stock to be issued to them to a convertible note. The note is convertible at the holders request at the market value of the stock at the time of the request for conversion, or may be paid in cash at the time of a financing.~~

~~The Board of Directors agreed to charge a 3% interest rate on this note effective January 1, 2011. On December 31, 2010, the Company converted $100,000 into 200,000 shares of stock ($0.50), which was the fair value of the stock on the date of the conversion. There were conversions of $591,500into 1,500,000 shares of common stock in the year ended December 31, 2011. In addition, this company issued there shares equivalent to $90,000 to a third party for services during the year ended December 31, 2011, and the Company added the $90,000 to the note balance. As of December 31, 2011 the balance on the convertible note is $1,398,500. The Company has reflected this note as a current liability as it is due on demand. The interest expense for the year ended December 31, 2011 and accrued for on the note as of December 31, 2011 is $51,517.~~

~~On December 23, 2011, the Company entered into a convertible promissory note with an individual in the amount of $150,000. The convertible promissory note bears interest at 8% per annum and matures on December 23, 2016. This individual shall have the right to convert all or part of the principal and interest into the Class D Preferred Stock of the Company during the time period commencing December 23, 2011 and ending upon the repayment of the convertible promissory note. This convertible promissory note shall be convertible at a price equal to ten times the average price of the Company’s common stock in the open market based upon the average of the closing bid prices for the common stock for the twenty trading days prior to receipt by the Company of the Election of Conversion less 12% percent. The interest expense for the period December 23, 2011 through December 31, 2011 and accrued as of December 31, 2011 is $230.~~

~~F-16~~

~~NOTE 8 -  LICENSING AGREEMENTS~~

~~The John Hopkins University~~

~~On November 14, 2005, the Company subsidiary, National Stem Cell, Inc. (NSC) entered into an intellectual property licensing agreement with The John Hopkins University (“JHU"). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.~~

~~Due to certain internal JHU intellectual property timeline issues regarding technology development with NSC and the NSC’s failure to pay fees in connection with the development, JHU discontinued the Company’s research plan and terminated the agreement.~~

~~During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable. As of September 30, 2010, NSC has $190,000 outstanding, respectively to JHU under the terms of the agreement.~~

~~During the third and fourth quarters of 2010, NSC made payments totaling $100,000 towards this obligation. As of September 30, 2011, the total outstanding liability is $90,000. . However, NSC is currently in default on the John Hopkins obligation and on June 17, 2011 JHU obtained judgment by consent and JHU has not yet commenced collection activity.  NSC plans to continue paying this obligation if and when funded.~~

~~The Stromal Cell Technology License~~

~~On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions .   The  Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 90% owner of the Cohen-McNiece Foundation.~~

~~The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix also received a right of first refusal to license any technology developed by the Foundation.~~

~~Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.~~

~~The Company has determined that the estimated useful life of the Intellectual Property License is ten years, and the Company commencing May 2010 will amortize the license over this ten-year period. In addition, the Company performed its annual impairment test on the value of this license and determined that no further impairment is necessary at December 31, 2010.~~

~~On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.~~

~~NOTE 9 -  COMMITMENTS~~

~~Lease Agreement~~

~~The Company has entered into an oral lease agreement for its research and development, manufacturing, warehousing and administrative offices on a month to month basis. The Company estimates that the monthly obligation is approximately $2,500 per month. In addition, the Company leases office space on a monthly basis in the amount of $249 per month.~~

~~F-17~~

~~Employment Agreements with Officers~~

~~The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 10) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust (of which 25,000 of these shares were transferred to the JSM Family Trust on July 10, 2011); and c) an increase in the vehicle allowance to $1,000 per month.~~

~~On March 2, 2012, the Company entered into an employment agreement with Steven Byle to act as the Company’s Chief Technology Officer. Pursuant to the employment agreement, the Company has agreed to pay Mr. Byle an initial salary of$150,000 per annum (the “Base Fee”) in bi-weekly installments. Mr. Byle will also be entitled to an increase to $200,000 per annum at such time as the Company has received $3,000,000 in financing and raised to $250,000 per year when the Company has raised $5,000,000 in financing and increased to $300,000 per year when the Company’s common stock is traded on a listed exchange. Mr. Byle also received a signing bonus of 100,000 shares of Series D Preferred Stock.~~

~~On March 2, 2012, the Company has entered into an agreement with Roger Fidler to provide legal services for a salary of $120,000 per annum when the Company has received $3,000,000 in financing and increased to $240,000 per year when the Company has obtained $5,000,000 in financing. Mr. Fidler also received a signing bonus of 35,000 shares of Series D Preferred Stock.  He also received payment of 35,000 shares of Series D Preferred Stock for services rendered during 2011.~~

~~On July 1, 2009, we entered into an employment agreement with Robert Kohn, pursuant to which Mr. Kohn serves as Chief Financial Officer until June 29, 2012. Pursuant to the agreement, Mr. Kohn is entitled to receive a salary of $150,000 per annum which accrues until the Company receives $1,500,000 in equity, debt or joint venture funding. Mr. Kohn will receive an additional $50,000 per annum if the Company receives $3,000,000 in debt, equity or joint venture funding and an additional $50,000 per annum if the Company receives $10,000,000 in debt, equity or joint venture funding. In addition, Mr. Kohn is entitled to the issuance of 250,000 shares of common stock upon the execution of the employment agreement as a signing bonus.~~

~~Mr. Kohn also receives an additional 250,000 shares upon the spin-off of any subsidiary as a public company in the event such spin-off occurs during the term of the agreement.~~

~~In addition, Mr. Kohn receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Kohn is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of three years from July 1, 2009, unless terminated by the Company or Mr. Kohn by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for "cause," as such term is defined in the agreement. Upon termination, Mr. Kohn will only be entitled to accrued salary, and benefits which have vested at the time of termination. On September 30, 2010, the Company and Mr. Kohn entered into a Separation Agreement, and in accordance with the terms of the agreement, Mr. Kohn will relinquish his duties as CFO and in return, receive $187,500 of his accrued compensation, $37,500 of his accrued fringe benefits, and keep 156,250 shares of common stock he received for his signing bonus, and return the 93,750 shares that were received in October 2010.~~

~~Consulting Agreements~~

~~The Company has entered into consulting agreements with consultants to assist in developing the Company’s business. The agreements range in term from one year to three years. The agreements call for the issuance of common stock as the Company does not have sufficient cash flow to compensate its consultants with cash.~~

~~F-18~~

~~In December 2009, the Company entered into a three year agreement with the Company’s Chief Scientific Officer and Vice-President, Ian McNiece, PhD.  Under the terms of the agreement Mr. McNiece will receive $4,000 per month for three years which is accrued until the Company has received $3,000,000 in equity or convertible debt financing.  Furthermore, Mr. McNiece will receive 200,000 shares of common stock- 50,000 shares on the first and second anniversary of the signing of the agreement and 100,000 shares at the end of the agreement. The Company accrued the first 50,000 shares as of December 31, 2010, and the second 50,000 shares on December 31, 2011. On December 31, 2011, the Company amended this agreement and will replace the accrued 100,000 shares of common stock with 30,000 shares of the Company’s Series D Preferred Stock.~~

~~Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of December 31, 2011. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.~~

~~On June 15, 2010 the Company entered into a three month agreement with Logoform AG to perform business development, research and related investment relations services.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options.~~

~~On September 20, 2010 the Company entered into an agreement for investor relation services with a consultant. The agreement has a one-year term. As compensation under the agreement, the Company issued 100,000 shares of common stock valued at $50,000, the fair value of the common stock at the time of issuance. The Company terminated this agreement on or about April 1, 2011. The Company is currently negotiating with the investor relation consultant on the return of shares due to the termination of this agreement.~~

~~The Company entered into a Consulting Agreement in November, 2011 pursuant to which the Company issued 100,000 shares of its restricted common stock for providing services for management consulting, business advisory, shareholder information and public relations.  The Consultant will also receive 100,000 shares of common stock from a third party for which the Company will incur an obligation to the third party in the amount of $100,000.~~

~~In October 2011, the Company engaged a consultant to assist the Company in development of new business opportunities, develop proposals and term sheets for such prospects and the drafting of legal documents. The term of the agreement is for a period of three years and compensation will be in the form of the Company’s Series D Preferred Stock. The Consultant was entitled as part of the consulting contract to receive 30,000 Series D Preferred shares with 10,000 shares vesting immediately, and  an additional 10,000 Series D Preferred shares vesting on each of the first and second anniversary dates of the consulting agreement.  As of December 31, 2011 no Series D Preferred Shares were issued to the consultant.~~

~~License Agreement~~

~~In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory"). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through December 31, 2011, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing. This agreement has expired and has not been extended.~~

~~Litigation~~

~~The Company has been threatened to be sued by Fred Grant, a consultant who introduced the Company to Ice Cold Stocks.com. The Company denies the claim.  The Company has recently been sued by Wolf Axelrad for $38,000. The Company intends to vigorously defend this action.~~

~~F-19~~

~~James Magee, President of GEM Media, who contends the Company has responsibility for $350,000 of charges associated with the failed XGen Dubai project and Mark Huggins of Hulk Media who alleges liability for $60,000 in commissions for the introduction to GEM and other related consulting services. The Company believes it has meritorious defenses to both of these assertions and would defend any litigation that arises from these allegations vigorously.~~

~~On March 22, 2011, the Company was notified by a collection agency regarding a debt owed to a prior law firm in the amount of $168,812. The Company has negotiated a settlement with the prior law firm, and in March 2012 paid $125,000 to settle this claim.~~

~~NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)~~

~~Preferred Stock~~

~~In April 2009, the Company had determined that it had not obtained the proper authorization required to issue any classes of its preferred stock.  As a result, it was determined that the issuance of the Company’s Class A and Class B Preferred Stock were never legally executed, as such, do not exist.  Therefore, as of January, 2005, the Company established an unsettled obligation to the holders of any aforementioned Class A and Class B Preferred Stock.~~

~~As of December 31, 2011, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.~~

~~In May 2009, the Company formally designated three series of preferred stock; the Series A Convertible Preferred Stock consists of 200,000 shares, convertible into common stock, each share for 10 shares of common stock; the Series B Preferred Stock which consists of 6 shares; and the Series C Preferred Stock which consists of 50,000 shares.  In November 2011, the Company amended its designation of the Series A Preferred Stock and Series C Preferred Stock to provide anti-dilution protection against both forward and reverse splits of the Company’s common stock and other reorganizations of similar nature. In the event that the common stock of the Company is subject to a reverse split, the number of shares into which the Series A and the Series C Preferred Stock are convertible remain unchanged. The Series C was amended to provide convertibility into the common stock of the Company at the option of the holder at a ratio of 10 common shares for each share of Series C Preferred Stock.~~

~~On December 29, 2011, the Company amended its designation in Delaware of the Series A Preferred Stock and Series C Preferred Stock to provide anti-dilution protection against both forward and reverse splits of the Company’s common stock and other reorganizations of similar nature. In the event that the common stock of the Company is subject to a reverse split, the number of shares into which the Series A and the Series C Preferred Stock are convertible remain unchanged. The Series C was amended to provide convertibility into the common stock of the Company at the option of the holder at a ratio of 100 common shares for each share of Series C Preferred Stock.~~

~~On December 29, 2011, a new Series D Preferred Stock was designated in Delaware authorizing the issuance of 2,000,000 shares of the Series D Preferred Stock that is convertible into the common stock of the Company at a ratio of ten shares of common for each share of Series D Preferred Stock that is converted.  The Series D Preferred Stock is also protected against dilution in the event of forward splits, reverse splits and reorganizations.  In the event of a reverse split, the number of shares issued upon conversion of the Series D Preferred Stock remains unchanged.~~

~~In January 2012, Series D shares were issued to Michael Cohen in the amount of 130,000 shares in lieu of $100,000 of debt forgiveness, Steven Byle in the amount of 100,000 shares for services rendered, Ian McNiece in the amount of 30,000 shares as an amendment to his 2009 Consulting Agreement obviating the need for the Company to issue to him 100,000 shares of common stock, and Roger Fidler in the amount of 70,000 shares for legal services rendered and his agreement to provide legal services to the Company in the future. In addition, 34,000 other Series D Preferred shares have been approved for issuance in 2011. All expenses related to these shares have been accrued in 2011.~~

~~F-20~~

~~Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Company, prior to realizing that the preferred stock had not been properly authorized, assumed that it had issued 200,000 shares of Series A Preferred Stock in 2005 to its President. The 200,000 shares were thought to have been issued for a value of a $2,000 (par) as founders’ shares. As a result, the Company performed an informal valuation and determined there was no increase in the value of the preferred stock and as of December 31, 2008, there was a $2,000 obligation to issue preferred shares on the consolidated balance sheets, respectively. These shares were issued in May 2009.~~

~~The Company also had assumed that it had properly issued 6 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock enables the holder to nominate and appoint one member to the board of directors. The Company’s President was to be the holder of the six shares of Series B Preferred Stock, and upon proper authorization, the Company formally issued these shares to the President in May 2009. The Series B Preferred Shares value is par.~~

~~On July 1, 2009, Michael Cohen and Jacob Cohen entered into a technology license agreement with Company relating to stem cell based cosmetic and cosmeceutical technologies they developed. The license agreement provides that they receive a) 50,000 Shares of the Company’s Series C Preferred Stock, par value $.001 per share and (b) the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust. Each share of Series C Preferred Stock shall be entitled to one hundred votes on all matters submitted to a vote of the Corporation’s shareholders. Jacob Cohen’s 25,000 shares were transferred on July 10, 2011 to the JSM Family Trust. The 50,000 shares of the Series C Preferred Stock were issued in July 2009.~~

~~December 31, 2011~~

~~Preferred Stock~~	~~Authorized Date~~	~~Issue Date~~	~~Number of Shares~~	~~Par Value~~	~~Conversion to Common Stock~~
~~Series “A" (1)~~	~~January 2005~~	~~May, 2009~~	~~200,000~~	~~$.001~~	~~10:1~~
~~Series “B" (1)~~	~~January 2005~~	~~May, 2009~~ 	~~6~~	~~$.001~~	~~None~~
~~Series “C" (2)~~	~~July 1, 2009~~	~~July 1, 2009~~	~~50,000~~	~~$.001~~	~~100:1~~
~~Series “D”~~ 	~~December 29, 2011~~	~~Jan 2012~~	~~364,000~~	~~$.001~~	~~10:1~~

~~(1) Issued to the President and CEO, Michael Cohen authorized in January 2005 as Founder’s shares.~~

~~(2) Issued equally to the President & CEO, Michael Cohen and his brother Jacob Cohen for the development of the Proteoderm products.  Michael Cohen and Jacob Cohen (Jacob Cohen’s share has been since transferred to the JSM Family Trust) have the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company.~~

~~The above table does not reflect the Series E Convertible Preferred Series of stock that a Certificate of Designation was filed for on March 5, 2012. The Series E Convertible Preferred Stock has 5,000 shares authorized, with a par value of $0.001 and a stated value equal to $1,000 subject to increase as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.~~

~~Common Stock~~

~~As of December 31, 2011, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.~~

~~The Company has 7,685,556 shares issued and outstanding as of December 31, 2011.~~

~~The Company has had its common stock reverse split twice since 2006. In May 2006, the Company reverse split its shares 1:37 and then again in August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.~~

~~F-21~~

 ~~During 2007, the Company issued 124,987 shares of common stock for various services, marketing and interest valued at fair value at the time the services were performed. These services were valued at $685,676. In addition, the Company recorded a capital contribution of $30,000 from a third party with no shares of common stock being issued. The Company recorded this directly to additional paid in capital.~~

~~During 2008, the Company issued 224,106 shares of common stock for various services, marketing and interest valued at fair value at the time the services were performed or interest accrued. These services were valued at $1,320,414. In addition, the Company issued 582,200 shares of common stock (on April 14, 2008, approved for issuance on June 4, 2007) in conversion of loans from the Company’s President and accrued compensation to the Company’s President in the amount of $1,318,617. The value was determined based on average pricing at the times the liabilities were incurred.~~

~~In the year ended December 31, 2009, the Company issued 1,137,990 shares of common stock to consultants due for obligations arising from various marketing services and professional fees for services rendered from November 30, 2007 to November 18, 2008, for fair value at the time services were performed, valued at $5,082,780. The Board had authorized the shares to consultants at the time services were performed but the obligation was not satisfied until the share issuance in 2009.~~

~~During 2009, the Company authorized and issued 615,800 shares for various services including professional fees and marketing valued at $1,464,390 for the fair value at the time the services were performed. In addition, the Company issued 100,000 shares of common stock on November 18, 2009 in conversion of loans from the Company’s President for $150,000 and conversion of advances from our past Secretary of $75,000 in exchange for 50,000 shares of common stock.  The shares were issued at fair value at the time of conversion.~~

~~In the year ended December 31, 2010 the Company issued 897,320 shares of common stock (net of 93,750 shares that were canceled) including 29,000 shares for professional fees for services rendered during the second quarter of 2010, for fair value at the time services were performed, valued at $73,950.  The Board had authorized the shares to the professionals at the time services were performed.  250,000 shares were issued to Robert Kohn, our CFO, due November 1, 2009 under the terms of his employment contract.  The Board had authorized the shares at November 1, 2009 but the obligation was not satisfied until the share issuance June 4, 2010 of these shares 93,750 shares ($66,563 value) were returned upon the execution of the Separation agreement as defined above. 354,070 shares were issued on April 15, 2010 to satisfy the outstanding promissory notes including settlement of all principal and interest.  (See Note 5- Promissory Notes). 58,000 shares were issued to satisfy vendor payables ($58,767 value), 100,000 shares ($50,000 value) were issued in accordance with an investor relation agreement entered into in September and 200,000 shares ($100,000 value) were issued in conversion of a convertible note. In addition, the obligation for common stock to be issued at December 31, 2010 was reduced to $1,144,000, which represents 350,000 shares of common stock. During 2010, 953,500 shares were accrued for at a value of $1,739,625; $2,000,000 of this obligation was converted into a convertible note (1,208,500 shares); 414,125 shares ($300,594) were satisfied by stock issuances; and 31,750 shares ($27,563 value) that were previously accrued were written off during the year.~~

~~In the year ended December 31, 2011, the Company issued common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000. In addition, the Company issued 20,000 shares valued at $14,600 for services rendered. 1,500,000 shares of been issued in conversion of $591,500 in convertible notes payable; 150,000 shares have been issued to an investor relations company for services rendered for a period of twelve months for a total value of $48,000; and 50,000 shares issued to a consultant for services valued at $25,000. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.~~

~~Warrants~~

~~The Company has no warrants outstanding as of December 31, 2011 or for the year ended December 31, 2010. On March 5, 2012, the Company issued Class A Warrants, Class B Warrants and Class C Warrants in connection with the SPA. See Subsequent Events for further details. Additionally, the Placement Agent warrants were also issued upon the closing of the private placement.~~

~~Options~~

~~The Board of Directors in 2010 approved the Proteonomix, Inc. 2010 Employees, Directors, Officers and Consultants Stock Option and Stock Award Plan (the “2010 Plan”). The 2010 Plan, reserved 2,500,000 shares that may be optioned or issued for all eligible participants.~~

~~The Company had granted 20,000 options to a consultant in May 2009 for her work related to Proteoderm products. Of the 20,000 options, 10,000 were exercisable immediately with the remaining 10,000 exercisable upon completion of the consultant’s engagement. The options are to expire in five years.~~

~~F-22~~

~~The exercise price of the options is $2.50 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $1.5395, calculated based on an expected term of 5 years, expected stock volatility of 100%, expected stock dividend yield of 0%, and risk-free interest rate of 3%. The value of the 10,000 options that are expensed in May 2009 is $15,395.~~

~~The Company had granted 15,000 options to a consultant in April 2010 for his work related to Proteoderm products. Of the 15,000 options, 5,000 were exercisable immediately with an additional 5,000 exercisable upon completion of certain requirements under the terms of the contract and the remaining 5,000 exercisable upon completion of the consultant’s engagement. The options are to expire in five years.~~

~~The exercise price of the options is $3.50 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $2.6987, calculated based on an expected term of 5 years, expected stock volatility of 180.50%, expected stock dividend yield of 0%, and risk-free interest rate of 1.75%. The value of the 5,000 options that are expensed in April, 2010 is $13,494.~~

~~The Company had granted 1,000,000 options to its President, Michael Cohen, on April 26, 2010 exercisable immediately. The options are to expire in five years.  These were issued pursuant to a license agreement for Stromal Cell. The exercise price of the options is $3.55 per share. The options were valued utilizing the Black-Scholes method and have a put option value of $3.4019, calculated based on an expected term of 5 years, expected stock volatility of 180.5%, expected stock dividend yield of 0%, and risk-free interest rate of 1.75%. The value of the 1,000,000 options that are capitalized as license on the condensed consolidated balance sheet is $3,401,891.  These options are exempt for any stock splits or other reorganizations that would effect the option holder negatively.~~

~~The Company had granted 75,000 options to a U.S. based investor relations firm on June 1, 2010 exercisable ratably over 12 months commencing July 1, 2010. The options are to expire in five years.  If Proteonomix cancels the contract after a three month trial period, then the maximum amount of options exercisable is 18,750. The Company has expensed six months of these options (37,500 total) that have vested through December 31, 2010 as stock based compensation in the amount of $72,507 as of December 31, 2010.  There will be no further options vested as the contract was terminated.~~

~~The Company had granted 100,000 options to a European investor relations firm on June 15, 2010 exercisable ratably over 12 months commencing July 15, 2010. The options are to expire in June 2011.  The Company has expensed six months of these options (49,998 total) that have vested through December 31, 2010 as stock based compensation in the amount of $96,673 as of December 31, 2010. There will be no further options vested as the contract was terminated.~~

~~December 31, 2011~~
~~Stock Options~~	~~Number~~	~~Exercise Price (1)~~ 	~~Relative Value (2)~~	~~Fair Value~~	~~Term~~
~~Outstanding at Beginning  of the Year (3)~~	~~20,000~~	~~$2.50~~	~~$15,395~~	~~$50,000~~	~~5 Years~~
~~Kishore Ahuja, M.D. (4)~~	~~15,000~~	~~$3.50~~	~~$13,494~~	~~$52,500~~	~~5 Years~~
~~Michael Cohen, President (5)~~	~~1,000,000~~	~~$3.55~~	~~$3,401,891~~	~~$3,550,000~~	~~5 Years~~
~~Wolfe, Axelrod & Weinberger (6)~~	~~75,000~~	~~$5.00~~	~~$51,944~~	~~$375,000~~	~~5 Years~~
~~Logoform AG (7)~~ 	~~100,000~~	~~$5.00~~	~~$69,257~~	~~$500,000~~	 ~~5 Year~~
~~Cancelled options (6 and 7) Options Outstanding at December 31, 2011~~	~~(87,502)  1,122,498~~	~~$5.00~~

~~(1) The exercise price is based on the Fair Market Value of the common stock at date of grant.~~

~~F-23~~ F-22

~~(2)Relative value is based on the Black-Scholes method.~~

 ~~(3) 20,000 options were granted in May 2009 at $2.50 per share.~~

~~(4) 15,000 options were granted on April 1, 2010 at $3.50 per share. 10,000 options will be exercisable upon the completion of certain requirements of the contract, and 5,000 are exercisable as of April 2010.~~

~~(5) Michael Cohen, the President of Proteonomix was granted 1,000,000 options on April, 26, 2010 at $3.55 per share. These options were issued to acquire the StromaCel Technology in the Company’s subsidiary, StromCel.~~

~~(6) 75,000 options were issued on June 1, 2010 at $5.00 per share.  These are vested equally over a 12 month period starting July 1, 2010 and can be cancelled after a 90 day period except for 18,750 shares, which cannot be cancelled. All options subsequent to vesting after December 31, 2010 have been cancelled as the contract has been terminated.~~

~~(7) 100,000 options were issued on June 15, 2010 @ $5.00 per share vested equally over 12 months beginning July 2010. All options subsequent to vesting after December 31, 2010 have been cancelled as the contract has been terminated.~~

~~NOTE 11 -~~

~~PROVISION FOR INCOME TAXES~~

~~Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.~~

~~Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.  At December 31, 2011, deferred tax assets consist of the following:~~

~~Net operating losses~~

~~$ 6,281,334~~

~~Valuation allowance~~

~~( 6,281,334 )~~

~~$~~

~~-~~

~~At December 31, 2011, the Company had a net operating loss carry-forward in the amount of $18,474,513 available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2011 and 2010 is summarized as follows:~~

~~December 31, 2011~~

~~December 31, 2010~~

~~Federal statutory rate~~

~~(34.0%)~~

~~(34.0%)~~

~~State income taxes, net of federal benefits~~

~~3.3~~

~~3.3~~

~~Valuation allowance~~

~~30.7~~

~~30.7~~

~~0~~

~~%~~

~~0 %~~

~~NOTE 12 -~~

~~FAIR VALUE MEASUREMENTS~~

~~On January 1, 2008, the Company adopted ASC 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:~~

~~Level 1 inputs: Quoted prices for identical instruments in active markets.~~

~~F-24~~ F-23

~~Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.~~

~~Level 3 inputs: Instruments with primarily unobservable value drivers.~~

~~NOTE 13 -~~ – ~~SEGMENT INFORMATION~~

~~The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI, Thor and StromaCel.~~

~~Operating segment data for the year ended December 31, 2011 is as follows:~~

	~~Stem-Cell/Thor~~	~~Proteoderm~~	~~Sperm Bank~~	~~PRTMI & PRTMI RD(1)~~	~~StromaCel/ Xgen~~	~~Total~~
~~Sales~~	~~$ -~~	~~$ -~~	~~$26,004~~	~~$ -~~	~~$ -~~	~~$26,004~~
~~Cost of sales~~	~~$ -~~	~~$ -~~	~~($513)~~	~~$ -~~	~~$ -~~	~~($513)~~
~~Gross profit~~ 	~~$ -~~	 ~~$ -~~	~~$26,517~~	~~$ -~~	~~$ -~~	~~$26,517~~
~~Operating expenses~~	~~$897,685~~	~~$-~~	~~$58,978~~	~~$-~~	~~$-~~	~~$956,663~~
~~Depreciation and amortization~~ 	~~$36,868~~	~~$ -~~	~~$ -~~	~~$ -~~	 ~~$340,189~~	~~$377,057~~
~~Other income (expense)~~	~~($70,993)~~	~~($3,710)~~	~~$ -~~	~~($150)~~	~~($1,790)~~	~~($76,643)~~
~~Net (loss)~~	~~($1,005,546)~~	~~($3,710)~~	~~($32,461)~~	~~($150)~~	~~($341,979)~~	~~($1,383,846)~~
~~Segment assets~~	~~$293,829~~	~~$-~~	~~$212,266~~	~~$-~~	~~$2,834,909~~	~~$3,341,004~~
~~Fixed Assets, net of depreciation~~	~~$22,779~~	 ~~$ -~~	~~$ -~~	~~$ -~~	~~$ -~~	~~$22,779~~

~~PRTMI RD is a wholly-owned subsidiary of PRTMI.~~

~~Operating segment data for the year ended December 31, 2010 is as follows:~~

	~~Stem-Cell~~	~~Proteoderm~~	~~Sperm Bank~~	~~PRTMI & PRTMI RD(1)~~	~~StromaCel/ Xgen~~	~~Total~~
~~Sales~~	~~$ -~~	~~$ -~~	~~$83,321~~	~~$ -~~	~~$ -~~	~~$83,321~~
~~Cost of sales~~	~~$ -~~	~~$ -~~	~~$15,850~~	~~$ -~~	~~$ -~~	~~$15,850~~
~~Gross profit~~ 	~~$ -~~	 ~~$ -~~	~~$67,471~~	~~$ -~~	~~$ -~~	~~$67,471~~
~~Operating expenses~~	~~$3,079,890~~	~~$23,282~~	~~$105,357~~	~~$5,000~~	~~$60,344~~	~~$3,273,873~~
~~Depreciation and amortization~~ 	~~$17,814~~	~~$ -~~	~~$ -~~	~~$ -~~	 ~~$ 226,793~~	~~$244,607~~
~~Other income (expense)~~	~~($19,026)~~	~~$ -~~	~~$ -~~	~~$ -~~	~~$ -~~	~~($19,026)~~
~~Net income (loss)~~	~~($3,116,730)~~	~~($23,282)~~	~~($37,886)~~	~~($5,000)~~	~~($287,137)~~	~~($3,470,035)~~
~~Segment assets~~	~~$274,366~~	~~$-~~	~~$202,697~~	~~$-~~	~~$3,175,098~~ 	~~$3,652,161~~
~~Fixed Assets, net of depreciation~~	~~$31,928~~	 ~~$ -~~	~~$ -~~	~~$ -~~	~~$ -~~	~~$31,928~~

~~PRTMI RD is a wholly-owned subsidiary of PRTMI.~~

~~F-25~~

~~NOTE 14 – SUBSEQUENT EVENTS~~

~~On January 3, 2012, the Company issued the 341,000 shares of Series D Preferred Stock that had been accrued in 2011.~~

~~On January 26, 2012, the Company issued 50,000 shares of common stock for services rendered, and issued on February 10, 2012, 150,000 shares of common stock for services rendered.~~

F-24

~~On February 2, 2012, $262,500 of debt owed to Michael Cohen was converted into 50,000 shares of common stock. Additionally, on the same date, the Company’s subsidiary, Proteoderm, Inc. hired Jaci Mandil as its Chief Executive and Operating Officer.~~

~~On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million.~~

~~Pursuant to the Certificate of Designation to create the Series E Convertible Preferred Stock, the Preferred Shares may be converted at any time at the option of the Purchasers into shares of the Company’s common stock at a conversion price of $4.25 per share (the “Conversion Price”). On each of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) if the registration statement required to be filed by the Company pursuant to the Registration Rights Agreement is not declared effective on or before September 8, 2012 or if a Registration Statement does not register for resale by the Purchasers all of the Conversion Shares issuable hereunder, the date that all Conversion Shares issuable pursuant to the Preferred Shares may be resold by the Holder pursuant to Rule 144 without volume or manner restrictions (each such date, the “Trigger Date”), the Conversion Price shall be reduced to the lesser of (w) the then Conversion Price, as adjusted and taking into consideration any prior resets, (x) 85% of the volume average weighted price (“VWAP”) for the 5 trading days immediately following each such Trigger Date, as calculated pursuant to the AQR function on Bloomberg, L.P., (y) 85% of the average of the VWAP’s for each of the 5 trading days immediately following the Trigger Date, and (z) 85% of the closing bid price on the last trading day of the 5 trading days immediately following each such Trigger Date, which shall thereafter be the new Conversion Price. The adjusted Conversion Price shall not be lower than $1.00~~

~~Pursuant to the terms of the SPA, each Purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Conversion Shares underlying the Preferred Shares issued to such Purchaser pursuant to the SPA. The Series A Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Series B Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise of one year and two weeks. The Series C Warrants have an exercise price of $4.25 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term equal to five years.~~

~~On March 5, 2012, in connection with the closing of the private placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is required to file a Registration Statement within 7 days following the filing date of the Company’s Form 10-K for the year ended December 31, 2011, but in no event later than April 16, 2012. The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.~~

~~Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”), the Company has agreed (a) to pay to Rodman the placement agent fee equal to 7% of the aggregate gross proceeds raised in the private placement, (b) to issue to Rodman warrants to purchase 62,670 shares of the Company’s common stock, and (c) to reimburse Rodman for certain expenses.~~

~~F-26~~ F-25

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

                                                                                                                          F- 26 ~~3~~

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	YEARS ENDED
	DECEMBER 31,
	2011	2010

OPERATING REVENUES
Sales	$ 26,004	$ 83,321

COST OF GOODS SOLD
Inventory ~~-~~ – beginning	187,299	192,465
Purchases	3,678	10,684
	190,977	203,149
Inventory ~~-~~ – end	(191,490)	(187,299)
Total Cost of Goods Sold	(513)	15,850

GROSS PROFIT	26,517	67,471

OPERATING EXPENSES

Wages and wage related expenses	258,167	391,682
Stock based compensation	-	182,675
Professional, consulting and marketing fees	438,572	2,089,365
Research and development costs	530,647	399,901
Other general and administrative expenses	69,412	436,105
Depreciation and amortization	36,868	17,814
Total Operating Expenses	1,333,666	3,517,542

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,307,149)	(3,450,071)

Interest income (expense), net	(76,643)	(19,026)
Total Other Income (expense)	(76,643)	(19,026)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,383,792)	(3,469,097)
Provision for Income Taxes	(54)	(938)

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,383,846)	$ (3,470,035)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.21)	$ (0.75)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,545,182	4,629,862

F- 27 ~~4~~

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
					F- 28 ~~5~~
PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
					YEARS ENDED
					DECEMBER 31,
					2011			2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss					$ (1,383,846)			$ (3,470,035)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization including research and development costs					377,057			244,607
Consulting services rendered for convertible note					90,000			-
Common stock issued for consulting services					39,600			57,387
Stock based compensation					-			182,675
Obligation to issue common shares - services					-			1,712,063
Obligation to issue Series D Preferred shares - services					161,539			-
Changes in assets and liabilities
(Increase) decrease in accounts receivable					(5,384)			26,434
(Increase) decrease in inventory					(4,191)			5,166
Decrease in prepaid expenses					30,000			-
Increase in accounts payable and
and accrued expenses					418,015			676,369
Total adjustments					1,106,636			2,904,701

Net cash (used in) operating activities					(277,210)			(565,334)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in patent fees					(38,330)			(215,265)
Net cash (used in) investing activities					(38,330)			(215,265)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - related parties					165,535			680,790
Proceeds from convertible note					150,000			-

Net cash provided by financing activities					315,535			680,790

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS					(5)			(99,809)
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD					18			99,827
CASH AND CASH EQUIVALENTS - END OF PERIOD					$ 13			$ 18

CASH PAID DURING THE YEAR FOR:
Income taxes					$ 54			$ 938
Interest expense					$ -			$ -
SUPPLEMENTAL NONCASH INFORMATION:
Common stock issued for consulting services					$ 39,600			$ 57,387
Conversion of obligation to issue common shares to common stock
and additional paid in capital					$ -			$ 300,593
Conversion of notes payable and accrued interest for common stock
and additional paid in capital					$ 1,041,500			$ 417,879
Conversion of accounts payable for common stock
and additional paid in capital					$ -			$ 58,767
Stock options issued for the license					$ -			$ 3,401,891
Conversion of obligation to issue common shares to convertible note					$ -			$ 2,000,000
Conversion of obligation to issue common shares to obligation to issue
Series D Preferred shares					$ 40,000			$ -
Obligation to issue Series D Preferred shares for services rendered					$ 161,539			$ -
Issuance of common stock in conversion of convertible note					$ -			$ 100,000
Common stock issued for prepaid consulting services					$ 48,000			$ -
Consulting services rendered for convertible note					$ 90,000			$ -
					F -29 ~~6~~

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

On May 4, 2010, Proteonomix licensed from the ~~-~~ McNiece Cohen Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.   ~~The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 50% owner of the McNiece Cohen Foundation.~~  The 2% royalty will be used by the Foundation to do further research into stem cell applications.Proteonomix also received a right of first refusal to license any technology developed by the Foundation.

~~Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.~~ Proteonomix licensed from the McNiece-Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece-Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered ~~myocardial infarctions. The~~ infarctions. The term of this License commencedMay 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License. Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.

 The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 five year, immediately vested stock options at $3.55 per share to Michael Cohen, the Company’s president and 50% owner of the Foundation.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  Otherwise, there are no milestone payments contemplated in the License Agreement (“License” or “License Agreement”). Each Party shall has the right to terminate this Agreement upon thirty (30) days' written notice to the other upon the occurrence of any of the following:

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

~~7.3~~

~~Dispute Resolution . Notwithstanding anything in this Section 7.3 to the contrary,~~ In addition, the License also provides for dispute resolution so that  to the extent Proteonomix reasonably and in good faith disagrees with any assertion by the Licensor that there has been a material breach or material default of this Agreement by Proteonomix, and Proteonomix provides written notice to the Licensor of its disagreement and the basis for its belief within fifteen (15) days after Proteonomix receives notice from the Licensor of a breach of the License Agreement ~~h under this Section 7.3, this~~ . The Agreement will remain in effect and any termination of this Agreement under Section 7.3 will be suspended pending resolution of such disagreement between the Parties.

~~7.4~~

~~Effect of Termination ; Surviving Obligations.~~ The License Agreement also provides for specific effects of termination and surviving obligations to wit:

(a)

Upon termination of this Agreement, all rights and obligations of the Parties under the ~~is~~ Agreement shall terminate ~~, except as set forth in this Article.~~

(b)

Upon termination of this Agreement by Proteonomix all rights to the Licensed Technology and the Licensed Patents will ~~shall~~  revert to the Licensor.

(c)

If properly terminated ~~In the event that the license granted to Proteonomix is terminated in accordance with this Article,~~  any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth ~~herein.~~ in the License Agreement and

(d)

Expiration or termination of the ~~is~~ Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under ~~Articles 5, 6, 7, 8 and 9~~ provisions dealing with patent protection and infringement, indemnification, warranties and payments incurred prior to termination shall survive expiration or termination of the ~~is~~ Agreement.

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

~~F-7~~

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

In January, 2011, Ian McNiece joined the Company’s Board of Directors, and the Company formed Thor BioPharma, Inc. as a wholly owned subsidiary to exploit the Company’s UMK-121 Technology related to stem cells that were licensed during the same month from the ~~Cohen~~  McNiece Cohen Foundation.  The management of the Company will divert resources to Thor Biopharma as the need may arise.

~~On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Company is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011, the Company announced that it had filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants.The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.~~ On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The  ~~Cohen~~ McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation, 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breachs the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation.The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights. On April 7, 2011, the Company announced that it had filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants.The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

~~F-8~~

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

~~F-9~~

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,383,846and $3,470,035 for the years ended December 31, 2011 and 2010 respectively.  In addition, the Company has a working capital deficit in the amount of $6,808,334 as of December 31, 2011. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

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

~~F-10~~

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

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. Certain of these costs may be reduced by government grants and investment tax credits where applicable. The Company has never had any government grants or investment tax credits. The Company expensed $530,647 and $399,901 in the years ended December 31, 2011 and 2010, respectively.

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

The Company has no policy related to pre-order revenue recognition and does not anticipate receiving any revenue from pre-orders of its cosmeceutical products. The Company never accepted any funds from pre-orders and could not continue with the manufacturing of the products due to lack of funds. The preorder program was discontinued in  2011.  The Company received minimal orders. The Company’s strategy was to test the market for demand which it found to be minimal without proper marketing

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

~~F-11~~

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

~~F-12~~

The following is a reconciliation of the computation for basic and diluted EPS:

December 31, 2011

December 31, 2010

Net loss

$ (1,383,846)

$  (3,470,035)

Weighted-average common shares

Outstanding (Basic)

         6,545,182

           4,629,862

Weighted-average common stock

Equivalents

Series A1 Preferred Stock

    2,000,000

     2,000,000

Stock options

                                 1,122,498

     1,122,498

Convertible Notes

3,212,500

         -

Weighted-average commons shares

Outstanding (Diluted)

 12,880,180

7,752,360

~~As of December 31, 2011, the Company has a contingent liability to issue an aggregate of 12,112,498 shares of its common stock upon the exercise and conversion of all outstanding warrants, options and shares of Preferred Stock.  The Company has reserved this number of shares from our authorized capital stock pending these conversions.~~

Stock-Based Compensation

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

~~F-13~~

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

~~F-14~~

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

(Years) 20112010

Computer Equipment

5

$ 13,281

            $ 13,281

Machinery and Equipment

5-7

     5,868                 5,868

Leasehold Improvement

15

   20,980               20,980

Furniture and fixtures

7

28,350  28,350

   68,479               68,479

Less: accumulated depreciation

(45,700)(36,551)

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

There was $367,908 and $247,184 charged to operations for amortization expense for the years ended December 31, 2011 and 2010, respectively.  The amortization is included in research and development costs.

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

NOTE 8 ~~-~~ – LICENSING AGREEMENTS

The John Hopkins University

On November 14, 2005, the Company subsidiary, National Stem Cell, Inc. (NSC) entered into an intellectual property licensing agreement with The John Hopkins University (“JHU ~~"~~ ” ). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.

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

The Stromal Cell Technology License

On May 4, 2010, Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have sufferedmyocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to the McNiece Cohen Foundation. The value of the options of $3,401,891 has been recorded as an intangible asset and is being amortized over a ten-year life. The Company in recording the value considered SAB Topic 5G, and the put option value of the options was considered a more appropriate value then the predecessor historical cost as it is a more reliable measure.

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

On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company ~~'~~ ’ s patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

NOTE 9 ~~-~~ – COMMITMENTS

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

License Agreement

In January 2009, the Company entered into a three-year license and purchase agreement with two China based companies for the exclusive license of the Proteoderm products in China, Hong Kong and Taiwan (the “territory ~~"~~ ” ). The agreement includes pricing, delivery and minimum purchase requirements for the China-based companies of these products. Through December 31, 2011, no products have been purchased.  The Company did not meet the terms of the agreement due to delays in financing. This agreement has expired and has not been extended.

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

As of December 31, 2011, the Company has a contingent liability to issue an aggregate of 12,112,498 shares of its common stock upon the exercise and conversion of all outstanding warrants, options and shares of Preferred Stock.  The Company has reserved this number of shares from our authorized capital stock pending these conversions.

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

(2)Relative value is based on the Black-Scholes method.

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

As of December 31, 2011, the Company has no warrant obligation liability.

NOTE 13 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI, Thor and StromaCel.

Operating segment data for the year ended December 31, 2011 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$26,004	$ -	$ -	$26,004
Cost of sales	$ -	$ -	($513)	$ -	$ -	($513)
Gross profit	$ -	$ -	$26,517	$ -	$ -	$26,517
Operating expenses	$897,685	$-	$58,978	$-	$340,189	$1,296,852
Depreciation and amortization	$36,868	$ -	$ -	$ -	$-	$36,868
Other income (expense)	($70,993)	($3,710)	$ -	($150)	($1,790)	($76,643)
Net (loss)	($1,005,546)	($3,710)	($32,461)	($150)	($341,979)	($1,383,846)
Segment assets	$293,829	$-	$212,266	$-	$2,834,909	$3,341,004
Fixed Assets, net of depreciation	$22,779	$ -	$ -	$ -	$ -	$22,779

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the year ended December 31, 2010 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$83,321	$ -	$ -	$83,321
Cost of sales	$ -	$ -	$15,850	$ -	$ -	$15,850
Gross profit	$ -	$ -	$67,471	$ -	$ -	$67,471
Operating expenses	$3,079,890	$23,282	$105,357	$5,000	$287,137	$3,500,666
Depreciation and amortization	$17,814	$ -	$ -	$ -	$ -	$17,814
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($3,116,730)	($23,282)	($37,886)	($5,000)	($287,137)	($3,470,035)
Segment assets	$274,366	$-	$202,697	$-	$3,175,098	$3,652,161
Fixed Assets, net of depreciation	$31,928	$ -	$ -	$ -	$ -	$31,928

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

~~F-25~~

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

On March 5, 2012, in connection with the closing of the private placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is required to file a Registration Statement within 7 days following the filing date of the Company’s Form 10-K for the year ended December 31, 2011, but in no event later than April 16, 2012. The Company failed to meet the certain filing deadlines set forth in the Registration Rights Agreement subjecting the Company to payment of certain monetary penalties.estimated at $80,000.

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

~~Subsequent to the date of the financial statements, the Company entred into a license agreement with Ian McNiece, an officer and director of the Company, related to Stromal Cell Technology.~~

~~Subsequent to the date of the financial statements, the Company was served with a Complaint by ten of its fourteen investors in the Series E Preferred Stock offering, seeking damages for alleged contractual violations of the Registration Rights Agreement executed in the first quarter of 2012 and alleged misrepresentations related to the University of Miami clinical testing. With respect to the latter the Company has meritorious defenses and will vigorously defend the suit. The Company believes its liability for the contractual violations amounts to approximately $80,000.~~

~~Subsequent to the date of the financial statements, the Company sold the Sperm Bank of New York, Inc. to Albert Anouna, an unrelated party for forgiveness of debt. As a result, the Sperm Bank of New York, Inc. received all remaining inventory and outstanding accounts receivable as of March 31, 2012. There was no activity in April 2012 for this entity. The result of the transaction was a gain on disposal of $10,424.~~

