Form 10-Q/A
period 2012-03-30
PROTEONOMIX, INC.
filed 2012-09-05
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q /A

(Amendment #2 ~~1~~ )

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

14 0 East Ridgewood Avenue, Suite 415 ~~5 Highview Terrace~~ , Paramus ~~Hawthorne~~ , NJ 07 652 ~~506~~

 (Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number, Including Area Code: ( 855 ~~973~~ ) 467-7682 ~~949-4193~~

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

 Yes __ No  ✓

The number of shares outstanding of the registrant’s common stock, as of August 20 ~~May 1_~~ , 2012, was 7, 910,556 ~~885,556~~ ..

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

This Form 10-Q/A has been restated to reflect errors in the accounting treatment under ASC 815 for the Series A, B, and C warrants that were issued in the private placement on March 5, 2012. All restatement entries are noted in the financial statements and related footnotes.

   PROTEONOMIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

   ITEM 1. FINANCIAL STATEMENTS

4

   Condensed Consolidated Balance Sheets

4

   Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

5

   Condensed Consolidated Statement of Stockholder’s Equity

6

   Condensed Consolidated Statements of Cash Flows

7 ~~6~~

   Notes to Condensed Consolidated Financial Statements

8 ~~7~~

   ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

35 ~~24~~

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

61 ~~35~~

    ITEM 4. CONTROLS AND PROCEDURES

62 ~~35~~

PART II.  OTHER INFORMATION

63 ~~36~~

   ITEM 1.

LEGAL PROCEEDINGS

63 ~~36~~

   ITEM 1A.

RISK FACTORS

64 ~~36~~

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

64 ~~36~~

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

64 ~~36~~

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

64 ~~36~~

   ITEM 5.

OTHER INFORMATION

64 ~~37~~

   ITEM 6.

EXHIBITS

65 ~~37~~

   SIGNATURES

66 ~~38~~

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (RESTATED) (UNAUDITED) AND DECEMBER 31, 2011

ASSETS	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2012	2011
Current Assets:	(RESTATED)
Cash and cash equivalents	$ 3,199,455	$ 13
Accounts receivable, net	20,763	20,763
Inventory	190,905	191,490
Prepaid expenses	556,000	18,000

Total Current Assets	3,967,123	230,266

Fixed assets, net of depreciation	20,773	22,779

Other Assets:
Intangible assets, net of amortization	260,238	253,050
Intellectual Property License, net of amortization	2,749,862	2,834,909

Total Other Assets	3,010,100	3,087,959

TOTAL ASSETS	$ 6,997,996	$ 3,341,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Obligation to issue common stock	$ 1,104,000	$ 1,104,000
Obligation to issue Series D Preferred stock	-	201,539
Derivative liability	1,815,059	-
Current portion of notes payable - related parties	692,931	828,956
Advance - related parties	1,500	-
Current portion of convertible note	1,630,506	1,548,500
Accounts payable and accrued expenses	3,212,409	3,355,605

Total Current Liabilities	8,456,405	7,038,600

Total Liabilities	8,456,405	7,038,600

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred stock Series A - 200,000 shares issued and outstanding	200	200
Preferred stock Series B - 6 shares issued and outstanding	-	-
Preferred stock Series C - 50,000 shares issued and outstanding	50	50
Preferred stock Series D - 344,000 and 0 shares issued and outstanding	344	-
Preferred stock Series E - 3,804 and 0 shares issued and outstanding	4	-
Common stock, $.001 Par Value; 240,000,000 shares authorized
and 7,885,556 and 7,685,556 shares issued and outstanding	7,886	7,686
Additional paid-in capital	20,545,024	17,046,337
Accumulated deficit	(22,011,917)	(20,751,869)

Total Stockholders’ Equity (Deficit)	(1,458,409)	(3,697,596)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6,997,996	$ 3,341,004

4

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (RESTATED) (UNAUDUTED)

	THREE MONTHS ENDED
	MARCH 31,
	2012		2011
	(RESTATED)
OPERATING REVENUES
Sales	$ 2,290		$ 8,165

COST OF GOODS SOLD
Inventory - beginning	191,490		187,299
Purchases	-		3,287
	191,490		190,586
Inventory - end	(190,905)		(187,207)
Total Cost of Goods Sold	585		3,379

GROSS PROFIT	1,705		4,786

OPERATING EXPENSES

Wages and wage related expenses	95,279		66,087
Stock based compensation	-		-
Professional, consulting and marketing fees	1,985,005		67,779
Research and development costs	121,358		101,755
Other general and administrative expenses	15,237		40,404
Depreciation and amortization	2,003		8,858
Total Operating Expenses	2,218,882	#	284,883

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,217,177)		(280,097)

Forgiveness of payables	43,812		-
Fair value adjustment on derivative liability	932,145		-
Interest income (expense), net	(18,825)		(19,373)
Total Other Income (expense)	957,132		(19,373)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,260,045)		(299,470)
Provision for Income Taxes	-		(54)

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,260,045)		$ (299,524)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.16)		$ (0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	7,805,886		5,365,706

5

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

													Additional	Retained
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock E		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2010	200,000	$ 200	6	$ -	50,000	$ 50	-	$ -	-	$ -	5,161,984	$ 5,162	$ 15,919,761	$ (19,368,023)	$ (3,442,850)

Shares issued for conversion of convertible note	-	-	-	-	-	-	-	-	-	-	1,500,000	1,500	590,000	-	591,500

Shares issued for conversion of note payable - related parties	-	-	-	-	-	-	-	-	-	-	803,572	804	449,196	-	450,000

Shares issued for services (and prepaid expenses)	-	-	-	-	-	-	-	-	-	-	220,000	220	87,380	-	87,600

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,383,846)	(1,383,846)

Balance December 31, 2011	200,000	200	6	-	50,000	50	-	-	-	-	7,685,556	7,686	17,046,337	(20,751,869)	(3,697,596)

Series D Preferred Shares issued for liability of stock to be issued	-	-	-	-	-	-	344,000	344	-	-	-	-	301,195	-	301,539

Series E Preferred Shares issued in private placement	-	-	-	-	-	-	-	-	3,804	4	-	-	1,004,683	-	1,004,687

Shares of common stock issued for services rendered and prepaid services	-	-	-	-	-	-	-	-	-	-	200,000	200	899,300	-	899,500

Value of preferred warrants issued in private placement to placement agent	-	-	-	-	-	-	-	-	-	-	-	-	1,293,509	-	1,293,509

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,260,048)	(1,260,048)

	200,000	200	6	-	50,000	50	344,000	344	3,804	4	7,885,556	7,886	20,545,024	(22,011,917)	(1,458,409)

6

PROTEONOMIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (RESTATED) (UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (as restated in 2011)	$ (1,260,048)	$ (299,524)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization including research and development costs	94,582	93,905
Consulting services rendered for convertible note	82,006	-
Common stock issued for consulting services and prepaid expenses	239,500	14,600
Preferred warrants issued to placement agent	1,293,509	-
Fair value adjustment on derivative liability	(932,145)	-
Forgiveness of payables	(43,812)	-
Obligation to issue common shares - services	-	-
Obligation to issue Series D Preferred shares - services	-	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	(5,184)
(Increase) decrease in inventory	585	92
Decrease in prepaid expenses	122,000	-
Increase (decrease) in accounts payable and
and accrued expenses	(99,384)	169,559
Total adjustments	756,841	272,972

Net cash (used in) operating activities	(503,207)	(26,552)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in patent fees	(14,717)	(9,560)

Net cash (used in) investing activities	(14,717)	(9,560)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds received from private placement	3,751,891	-
Proceeds (repayment) from notes payable - related parties	(36,025)	37,019
Advance from related party	1,500	-

Net cash provided by financing activities	3,717,366	37,019

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	3,199,442	907

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	13	18

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,199,455	$ 925

CASH PAID DURING THE YEAR FOR:
Income taxes	$ -	$ -
Interest expense	$ -	$ -

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for consulting services	$ -	$ 14,600
Conversion of obligation to issue common shares to common stock
and additional paid in capital	$ -	$ -
Conversion of notes payable and accrued interest for common stock
and additional paid in capital	$ -	$ 450,000
Deferred financing fees recorded for issuance of warrants	$ 256,762	$ -
Stock options issued for the license	$ -	$ -
Conversion of obligation to issue common shares to convertible note	$ -	$ -
Conversion of obligation to issue common shares to obligation to issue
Series D Preferred shares	$ -	$ -
Issuance of Series D Preferred Stock for Obligation to issue Series D Preferred shares	$ 201,539	$ -
Issuance of Series D Preferred Stock in conversion of convertible note	$ 100,000	$ -
Common stock issued for prepaid consulting services	$ 660,000	$ -
Consulting services rendered for convertible note	$ 82,006	$ -

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2011 Form 10-K /A filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

~~Azurel, Ltd. was incorporated on June 26, 1995 in the State of Delaware and marketed a line of fragrances. On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark until it was discharged from bankruptcy in December, 2005. Control was changed in September 2006 when Azurel acquired National Stem Cell, Inc. and its subsidiary, The Sperm Bank of New York, Inc. through a share exchange agreement.  In this transaction the common stock was reverse split 1:37. Azurel subsequently changed its name following the acquisition. Then again in August 2008, the Company reverse split its stock 1:10 when the name was changed to Proteonomix, Inc.~~

~~On January 14, 2005, National Stem Cell, Inc. acquired The Sperm Bank of New York, Inc. a company established in 1997 operating as a reproductive cell and tissue bank. National Stem Cell, Inc. acquired The Sperm Bank of New York, from its sole shareholder, for a note payable in the amount of $150,000 and acquired the accounts receivable and inventory valued at $150,000. On January 13, 2006, National Stem Cell Inc. converted the note payable into 21,866 shares of common stock. The acquisition was treated as a purchase transaction.~~

~~On July 8, 2008, the Company formed Proteoderm, Inc. as a wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides and growth hormone secreted by stem cells and incorporates them into uniquely formulated personal care products. Proteoderm, Inc. has generated no revenues since inception.~~

~~On January 5, 2010, the Company formed the Proteonomix Regenerative Translational Medicine Institute, (“PRTMI”), as a wholly-owned subsidiary. PRTMI will focus on the translation of research in stem cell biology and cellular therapy to clinical applications of regenerative medicine.  PRTMI formed PRTMI RD, a company incorporated in the Dominican Republic in February, 2010.~~

~~On February 24, 2010 the Company acquired StromaCel, Inc., a wholly-owned subsidiary for the price of its formation cost on December 24, 2009.  The mission of StromaCel is to develop therapies using stromal cells. Stromal cells are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis.~~

~~8~~ 8

~~On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Cohen Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered  myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 90% owner of the Cohen-McNiece Cohen Foundation. The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix also received a right of first refusal to license any technology developed by the Foundation.~~

~~Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.~~

~~On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). XGen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical will create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.  Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.  In exchange for the investment StromaCel was to provide XGen Medical with the technology to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.~~

~~In January, 2011, Ian McNiece joined the Company’s Board of Directors, and the Company formed Thor BioPharma, Inc. as a wholly owned subsidiary to exploit the Company’s UMK-121 Technology related to stem cells that were licensed during the same month from the Cohen McNiece Foundation.  The management of the Company will divert resources to Thor Biopharma as the need may arise.~~

~~On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Company is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011, the Company announced that it had filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.~~

~~On February 1, 2011, the Company filed an additional patent application to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion. This new methodology is used to mass-produce stem cells for therapeutic use once the stem cell line has been selected and purified. The Company believes that the new process application will dramatically expand product availability and reduce the cost of production of StromaCel to the Company and patient. The Company also believes that the technology presented in the new patent application will allow it to move to a new clinical trial quickly for the StromaCel product. Furthermore, the Company believes that this expansion model will be applicable to a wide range of stem cell technologies, providing further trials and potential revenue streams to the Company.~~

~~9~~ 9

~~On February 1, 2011, the Company filed a Registration Statement on Form S-1 covering an exchange proposal whereby shareholders would exchange their common stock for convertible preferred stock that would allow the holder to convert their preferred stock into 1.3 times as many common shares by paying a declining conversion price and ultimately converting their common shares after three years at no additional price. Management believes that this transaction will not impact our business model nor our scientific research in the long term. The Company received a brief comment letter from the SEC staff requesting the filing of a Form TO and general modification of the filing to comply with exchange and/or tender offer disclosure. However, since the receipt of that comment, the Company has decided to significantly amend its registration statement to drop the exchange offer and proceed with a private placement of common stock and warrants.~~

~~On July 27, 2011, the Company and Gilford Securities, Inc. (“Gilford”) of New York, NY signed a Letter of Engagement whereby Gilford undertakes to act as a dealer on a best efforts basis in a proposed public offering of the Company’s securities.  Gilford is to receive a refundable grant of 325,000 shares of the Company’s common stock, and 8% of the cash proceeds for the first $5,000,000 of gross proceeds raised by Gilford and 10% cash for any sums raised by Gilford in excess of $5,000,000. In addition Gilford is to receive seven year warrants equal to 8% of the securities sold up to $5,000,000 and equal to 10% of the securities in excess of $5,000,000 all exercisable at the public offering price.  Gilford also would be compensated for any private funds raised or any merger and acquisition work performed.  Gilford also has the right to act as the syndicate manager in its sole discretion.~~

~~On November 11, 2011, the Company announced that that the Cosmetic Ingredients Review Board (“CIR”) had approved and assigned an INCI nomenclature to its innovative Matrix NC-138 Cosmeceutical product, a necessary final step prior to manufacturing and commercialization of cosmetic products in the United States.~~

~~On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct an FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Issuer’s UMK-121 Biopharmaceutical Stem Cell Technology, which is a proprietary technology, based upon existing FDA approved drugs.  The Issuer sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Issuer is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the University in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University. On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial.~~

~~On December 29, 2011, The Series A1 and Series C Preferred Stock classes were amended.  The primary effect of the amendment was to protect existing Class A1 and Class C Convertible Preferred Stock conversion rights against dilution in most circumstances, including reverse splits in the common stock and to add conversion to the Series C at a rate of 100 common shares for each share of Series C Preferred Stock converted. Also on December 29, 2011, Proteonomix, Inc. (the “Company”) created a new class of securities, the Class D Preferred Stock The primary terms of the Class D Preferred is that in addition to preferences upon liquidation, the Class D is convertible at a ratio 10 common shares to 1 converted Class D Preferred share of the Company.  In addition, the Class D conversion rights are protected against dilution in most circumstances, including reverse splits in the common stock.~~

~~10~~ 10

Going Concern

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

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $ ~~2,192,193~~ $1,260,048 ~~1,260,048~~ and $299,524 for the three months ended March 31, 2012 and 2011 respectively.  In addition, the Company has a working capital deficit in the amount of $ ~~2,674,223~~ 4,489,282 as of March 31, 2012. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments while generating revenues and operating its sperm bank division.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K /A for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

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

Restatement of Financial Statements

The financial statements has been restated to reflect errors in the accounting treatment under ASC 815 for the Series A, B, and C warrants that were issued in the private placement on March 5, 2012. The warrant value was originally trated as equity in additional paid in capital. After further review of the ASC, the Company has reclassified this value as a derivative liability at inception on March 5, 2012, and will adjust the fair value of this derivative liability each reporting period. The net effect of the reporting for the warrants as a derivative was a reclassification of $2,747,204 from equity to liabilities at March 5, 2012, then a subsequent fair value adjustment at March 31, 2012, which reduced the liability by $932,145 to other income. This $932,145 adjustment to the net loss brought the net loss for the three months ended March 31, 2012 from $2,192,193 to $1,260,048 ~~1,260,048~~ .. This change decreased ~~reduced~~ the loss per share from $0.28 to $0.16 ~~16~~ , and reduced ~~reduced~~ the accumulated deficit to $22,011,917 from $22,944,062 ~~2,944,062~~ ..

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

~~11~~

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

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. Certain of these costs may be reduced by government grants and investment tax credits where applicable. The Company has never had any government grants or investment tax credits. The Company expensed $113,829 and $101,755 in the three months ended March 31, 2012 and 2011, respectively.

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

~~12~~

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

The following is a reconciliation of the computation for basic and diluted EPS:

~~13~~

    (Restated)

March 31, 2012

March 31, 2011

Net loss

$ ( ~~2,192,193~~ 1,260,048 ~~1,260,048~~ )

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

~~14~~

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

~~15~~

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

There was $92,576 and $91,618 charged to operations for amortization expense for the three months ended March 31, 2012 and 2011, respectively.   The amortization is included in research and development costs.

~~16~~

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

~~17~~

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

During the third and fourth quarters of 2010, NSC made payments totaling $100,000 towards this obligation. As of March 31, 2012, the total outstanding liability is $90,000. However, NSC is currently in default on the John Hopkins obligation and on June 17, 2011 JHU obtained judgment by consent and JHU has not yet commenced collection activity.   Subsequent to the date of the financial statements, the Company and JHU agreed on a settlement and during June 2012, the Company paid $85,000 to JHU to settle all outstanding amounts due to JHU. ~~NSC plans to continue paying this obligation if and when funded.~~

The Stromal Cell Technology License

On May 4, 2010, Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions ..  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to the McNiece Cohen Foundation. The value of the options of $3,401,891 has been recorded as an intangible asset and is being amortized over a ten-year life. The Company in recording the value considered SAB Topic 5G, and the put option value of the options was considered a more appropriate value then the predecessor historical cost as it is a more reliable measure.

~~On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions .   The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 90% owner of the Cohen-McNiece Foundation.~~

~~The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix also received a right of first refusal to license any technology developed by the Foundation.~~

~~Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.~~

~~The Company has determined that the estimated useful life of the Intellectual Property License is ten years, and the Company commencing May 2010 began to amortize the license over this ten-year period. In addition, the Company performed its annual impairment test on the value of this license and determined that no further impairment is necessary at March 31, 2012.~~

~~On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.~~

NOTE 8 - COMMITMENTS

Lease Agreement

The Company in 2012 commenced sub leasing office space in the offices of their attorneys. The Company utilizes a few offices on a month to month basis.

Employment Agreements with Officers

~~The Company has entered into an employment agreement with its President and CEO. The agreement obligates the Company to pay this officer base compensation of $325,000 per year which includes a $75,000 bonus. The Company and the officer can terminate this agreement, and can adjust compensation at anytime during the length of the contract.  In addition, the officer is to receive 50,000 shares of common stock for each patent filed in which he is named as inventor or investigator. The Company has issued all shares under this agreement. On July 1, 2009, the Company and its President and CEO, modified the employment agreement to include: a) the Company’s recognition of the assignment by the President and CEO at no additional consideration by the Company of the technologies, including the patent applications to the Company’s subsidiary, National Stem Cell, Inc.; b) for the transfer of the 2 Proteoderm patents and future patent applications related to inventions and discoveries related to stem cell derived cosmetics and cosmeceuticals, 50,000 Series C Preferred Shares with a par value of $0.001 (see Note 10) and the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company.~~

~~18~~ 19

~~The right set forth above shall be non-transferable except to the JSM Family Trust (of which 25,000 of these shares were transferred to the JSM Family Trust on July 10, 2011); and c) an increase in the vehicle allowance to $1,000 per month.~~

On March 2, 2012, the Company entered into an employment agreement with Steven Byle to act as the Company’s Chief Technology Officer. Pursuant to the employment agreement, the Company has agreed to pay Mr. Byle an initial salary of$150,000 per annum (the “Base Fee”) in bi-weekly installments. Mr. Byle was entitled to an increase to $200,000 per annum at such time as the Company has received $3,000,000 in financing in March 2012 and will be raised to $250,000 per year when the Company has raised $5,000,000 in financing and increased to $300,000 per year when the Company’s common stock is traded on a listed exchange. Mr. Byle also received a signing bonus of 100,000 shares of Series D Preferred Stock.

On March 2, 2012, the Company has entered into an agreement with Roger Fidler to provide legal services for a salary of $120,000 per annum when the Company has received $3,000,000 in financing in March 2012 and will be increased to $240,000 per year when the Company has obtained $5,000,000 in financing. Mr. Fidler also received a signing bonus of 35,000 shares of Series D Preferred Stock.  He also received payment of 35,000 shares of Series D Preferred Stock for services rendered during 2011 ~~.~~

~~On July 1, 2009, the Company entered into an employment agreement with Robert Kohn, pursuant to which Mr. Kohn serves as Chief Financial Officer until June 29, 2012. Pursuant to the agreement, Mr. Kohn is entitled to receive a salary of $150,000 per annum which accrues until the Company receives $1,500,000 in equity, debt or joint venture funding. Mr. Kohn will receive an additional $50,000 per annum if the Company receives $3,000,000 in debt, equity or joint venture funding and an additional $50,000 per annum if the Company receives $10,000,000 in debt, equity or joint venture funding. In addition, Mr. Kohn is entitled to the issuance of 250,000 shares of common stock upon the execution of the employment agreement as a signing bonus.~~

~~Mr. Kohn also receives an additional 250,000 shares upon the spin-off of any subsidiary as a public company in the event such spin-off occurs during the term of the agreement.~~

~~In addition, Mr. Kohn receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Kohn is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of three years from July 1, 2009, unless terminated by the Company or Mr. Kohn by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for "cause," as such term is defined in the agreement. Upon termination, Mr. Kohn will only be entitled to accrued salary, and benefits which have vested at the time of termination. On September 30, 2010, the Company and Mr. Kohn entered into a Separation Agreement, and in accordance with the terms of the agreement, Mr. Kohn will relinquish his duties as CFO and in return, receive $187,500 of his accrued compensation, $37,500 of his accrued fringe benefits, and keep 156,250 shares of common stock he received for his signing bonus, and return the 93,750 shares that were received in October 2010.~~

Consulting Agreements

The Company has entered into consulting agreements with consultants to assist in developing the Company’s business. The agreements range in term from one year to three years. The agreements call for the issuance of common stock as the Company does not have sufficient cash flow to compensate its consultants with cash.

~~In December 2009, the Company entered into a three year agreement with the Company’s Chief Scientific Officer and Vice-President, Ian McNiece, PhD.  Under the terms of the agreement Mr. McNiece will receive $4,000 per month for three years which is accrued until the Company has received $3,000,000 in equity or convertible debt financing.  Furthermore, Mr. McNiece will receive 200,000 shares of common stock- 50,000 shares on the first and second anniversary of the signing of the agreement and 100,000 shares at the end of the agreement. The Company accrued the first 50,000 shares as of December 31, 2010, and the second 50,000 shares on December 31, 2011. On December 31, 2011, the Company amended this agreement and will replace the accrued 100,000 shares of common stock with 30,000 shares of the Company’s Series D Preferred Stock. The consultant has agreed to continue accruing the amounts through the end of the agreement in December 2012. At that time, the Company will either convert this into shares of common stock or pay cash for the amount accrued.~~

~~Effective June 1, 2010, the Company entered into a one year agreement at $7,500 per month with Wolfe, Axelrod and Weinberger to provide marketing services.  Wolfe, Axelrod and Weinberger will receive 75,000 stock options @$5.00 per share ratably over twelve months commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time.~~

~~19~~

~~There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of March 31, 2012. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.~~

~~On June 15, 2010 the Company entered into a three month agreement with Logoform AG to perform business development, research and related investment relations services.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options.~~

~~On September 20, 2010 the Company entered into an agreement for investor relation services with a consultant. The agreement has a one-year term. As compensation under the agreement, the Company issued 100,000 shares of common stock valued at $50,000, the fair value of the common stock at the time of issuance. The Company terminated this agreement on or about April 1, 2011. The Company is currently negotiating with the investor relation consultant on the return of shares due to the termination of this agreement.~~

~~The Company entered into a Consulting Agreement in November, 2011 pursuant to which the Company issued 100,000 shares of its restricted common stock for providing services for management consulting, business advisory, shareholder information and public relations.  The Consultant also received 100,000 shares of common stock from a third party for which the Company will incur an obligation to the third party in the amount of $100,000.~~

In October 2011, the Company engaged a consultant to assist the Company in development of new business opportunities, develop proposals and term sheets for such prospects and the drafting of legal documents. The term of the agreement is for a period of three years and compensation will be in the form of the Company’s Series D Preferred Stock. The Consultant was entitled as part of the consulting contract to receive 30,000 Series D Preferred shares with 10,000 shares vesting immediately, and  an additional 10,000 Series D Preferred shares vesting on each of the first and second anniversary dates of the consulting agreement.  The initial 10,000 shares of the Series D Preferred Stock were issued January 3, 2012.

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

~~20~~

NOTE 9 – SERIES E CONVERTIBLE PREFERRED STOCK

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

The following securities were issued in connection with the Company’s March 5, 2012 financing:

(a)

Series E Convertible Preferred Stock

The Series E Convertible Preferred Stock has the rights and preferences set forth in the Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company, or the Certificate of Designations, as summarized below.

Dividends – The holders of the Series E Convertible Preferred Stock are entitled to receive, and the Company shall pay, dividends on shares of Series E Convertible Preferred Stock equal (on an as-if converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock, when, as and if such dividends are paid on shares of the Common Stock.

Liquidation – In the event of liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series E Convertible Preferred Stock before any distribution or payment.

Conversion – Each share of Series E Convertible Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into approximately 235 shares of common stock.

As of March 5, 2012 and March 31, 2012 there were 3,804 shares of Series E Convertible Preferred Stock issued and outstanding.

The Series E Convertible Preferred Stock was first assessed under ASC 480, “Distinguishing Liabilities from Equity” and it was determined that it was not within the scope of ASC 480 so the preferred stock was not considered a liability under ASC 480. The preferred stock was then assessed under ASC 815, “Derivatives and Hedging”.

The preferred stock contains an embedded feature in that there is optional conversion by the holders. This embedded feature meets the definition of a derivative. The Company believes that the Series E Convertible Preferred Stock is an equity host for the purposes of assessing the embedded derivative for potential bifurcation. The Company noted the following regarding the embedded feature: the optional conversion by the holder feature was determined to be clearly and closely related to the preferred stock host. As such the conversion feature did not require bifurcation under ASC 815-40. In order to meet the exemption the feature must be “indexed to the company’s own stock” and meet specified criteria for equity classification.

The preferred stock was then assessed under ASC 470, “Debt”, to determine if there was a beneficial conversion feature (BCF). The BCF compares the carrying value of the preferred stock after the value of any derivative has been allocated from the proceeds (in this case, the Warrant Liability) to the transaction date value of number of shares that the holder can convert into. The calculation resulted in a BCF of $1,004,687. The BCF was recorded in additional paid in capital.

If the antidilution protection feature is triggered then additional BCF may be recorded.

The following is a summary of the changes in the Series E Convertible Preferred Stock during 2012:

Gross proceeds from Series E Convertible Preferred Stock

$3,804,991

Less – allocation of proceeds to:

  Fair value of Series A, B, and C warrants

(2,747,204)

  Transaction costs

(53,100)

  Beneficial conversion feature

(1,004,687)

Net proceeds allocated to Series E Convertible Preferred Stock

-0-

  Accretion of beneficial conversion feature

  1,004,687

Fair value of Series E Convertible Preferred Stock – March 5, 2012

$1,004,687

Fair value of Series E Convertible Preferred Stock – March 31, 2012

$1,004,687

Since the conversion options of the Series E Convertible Preferred Stock was immediately exercisable, the $1,004,687 discount related to the BCF was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series E Convertible Preferred Stock to $1,004,687.

(b)

Warrants

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

The warrants were first assessed under ASC 480, “Distinguishing Liabilities from Equity” and it was determined that they were not within the scope so the warrants were not considered a liability under ASC 480. The warrants were then assessed under ASC 815, “Derivatives and Hedging” and were determined to be a derivative instrument since the price protection features do not meet the “indexed to the company’s own stock” exemption requirements in ASC 815-40. The warrants were recorded at fair value as of the transaction date and are being marked to fair value through earnings each quarter.

NOTE ~~9~~  10 -STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

~~In April 2009, the Company had determined that it had not obtained the proper authorization required to issue any classes of its preferred stock.  As a result, it was determined that the issuance of the Company’s Class A and Class B Preferred Stock were never legally executed, as such, do not exist.  Therefore, as of January, 2005, the Company established an unsettled obligation to the holders of any aforementioned Class A and Class B Preferred Stock.~~

~~As of March 31, 2012, the Company has 10,000,000 shares of preferred stock authorized with a par value of $.001. The Company increased the authorized shares from 4,000,000 to 10,000,000 on July 21, 2008. The preferred stock may be issued from time to time, in one or more series, each series to be appropriately designated by a distinguishing letter or title, prior to the issue of any shares thereof. In August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.~~

~~In May 2009, the Company formally designated three series of preferred stock; the Series A Convertible Preferred Stock consists of 200,000 shares, convertible into common stock, each share for 10 shares of common stock; the Series B Preferred Stock which consists of 6 shares; and the Series C Preferred Stock which consists of 50,000 shares.  In November 2011, the Company amended its designation of the Series A Preferred Stock and Series C Preferred Stock to provide anti-dilution protection against both forward and reverse splits of the Company’s common stock and other reorganizations of similar nature. In the event that the common stock of the Company is subject to a reverse split, the number of shares into which the Series A and the Series C Preferred Stock are convertible remain unchanged. The Series C was amended to provide convertibility into the common stock of the Company at the option of the holder at a ratio of 10 common shares for each share of Series C Preferred Stock.~~

~~On December 29, 2011, the Company amended its designation in Delaware of the Series A Preferred Stock and Series C Preferred Stock to provide anti-dilution protection against both forward and reverse splits of the Company’s common stock and other reorganizations of similar nature. In the event that the common stock of the Company is subject to a reverse split, the number of shares into which the Series A and the Series C Preferred Stock are convertible remain unchanged. The Series C was amended to provide convertibility into the common stock of the Company at the option of the holder at a ratio of 100 common shares for each share of Series C Preferred Stock.~~

~~On December 29, 2011, a new Series D Preferred Stock was designated in Delaware authorizing the issuance of 2,000,000 shares of the Series D Preferred Stock that is convertible into the common stock of the Company at a ratio of ten shares of common for each share of Series D Preferred Stock that is converted.  The Series D Preferred Stock is also protected against dilution in the event of forward splits, reverse splits and reorganizations.  In the event of a reverse split, the number of shares issued upon conversion of the Series D Preferred Stock remains unchanged.~~

In January 2012, the Company issued an aggregate of 344,000  Series D shares were issued as follows:  to Michael Cohen in the amount of 130,000 shares in lieu of $100,000 of debt forgiveness, Steven Byle in the amount of 100,000 shares for services rendered, Ian McNiece in the amount of 30,000 shares as an amendment to his 2009 Consulting Agreement obviating the need for the Company to issue to him 100,000 shares of common stock, and Roger Fidler in the amount of 70,000 shares for legal services rendered and his agreement to provide legal services to the Company in the future. In addition, 14,000 other Series D Preferred shares have been approved for issuance in 2011. All expenses related to these shares have been accrued in 2011. The Company has also approved for issuance an additional 20,000 shares that vest through December 31, 2013.

~~Each share of Series A Preferred Stock is convertible into 10 shares of common stock. The Company, prior to realizing that the preferred stock had not been properly authorized, assumed that it had issued 200,000 shares of Series A Preferred Stock in 2005 to its President. The 200,000 shares were thought to have been issued for a value of a $2,000 (par) as founders’ shares. As a result, the Company performed an informal valuation and determined there was no increase in the value of the preferred stock and as of December 31, 2008, there was a $2,000 obligation to issue preferred shares on the consolidated balance sheets, respectively. These shares were issued in May 2009.~~

~~21~~

~~The Company also had assumed that it had properly issued 6 shares of Series B Preferred Stock. Each share of the Series B Preferred Stock enables the holder to nominate and appoint one member to the board of directors. The Company’s President was to be the holder of the six shares of Series B Preferred Stock, and upon proper authorization, the Company formally issued these shares to the President in May 2009. The Series B Preferred Shares value is par.~~

~~On July 1, 2009, Michael Cohen and Jacob Cohen entered into a technology license agreement with Company relating to stem cell based cosmetic and cosmeceutical technologies they developed. The license agreement provides that they receive a) 50,000 Shares of the Company’s Series C Preferred Stock, par value $.001 per share and (b) the right to receive 20% of the outstanding shares of the Company’s subsidiary, Proteoderm, Inc. in the event it shall become a public company. The right set forth above shall be non-transferable except to the JSM Family Trust. Each share of Series C Preferred Stock shall be entitled to one hundred votes on all matters submitted to a vote of the Corporation’s shareholders. Jacob Cohen’s 25,000 shares were transferred on July 10, 2011 to the JSM Family Trust. The 50,000 shares of the Series C Preferred Stock were issued in July 2009.~~

~~On March 5, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) with the purchasers identified therein (collectively, the “Purchasers”) providing for the issuance and sale by the Company to the Purchasers of an aggregate of approximately 3,804 shares of the Company’s newly designated Series E Convertible Preferred Stock, with each of the Series E Convertible Preferred shares initially convertible into approximately 235 shares of the Company’s common stock (the “Conversion Shares”) and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 2,685,873 shares of the Company’s common stock, for proceeds to the Company of $3.8 million. After deducting fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and associated warrants are approximately $3.5 million. Rodman & Renshaw, LLC (“Rodman”) acted as the exclusive placement agent for the private placement. Pursuant to the terms of the Placement Agent Agreement entered into by the Company and Rodman on February 15, 2012 (the “Placement Agent Agreement”). In accordance with the Placement Agent Agreement, the placement agent received as a fee, cash in the amount of $267,249 and a Series E Preferred Stock Purchase Warrant, enabling the placement agent to subscribe for and purchase from the Company up to 266.3494 shares of Series E Preferred Stock, and 62,670 of each of the Series A, B and C Common Stock Warrants. This Series E Preferred Stock Purchase Warrant was valued at $1,293,509, and has been expensed in the three months ended March 31, 2012.~~

~~Pursuant to the Certificate of Designation to create the Series E Convertible Preferred Stock, the Preferred Shares may be converted at any time at the option of the Purchasers into shares of the Company’s common stock at a conversion price of $4.25 per share (the “Conversion Price”). On each of (i) the Effective Date (as defined in the Registration Rights Agreement) or (ii) if the registration statement required to be filed by the Company pursuant to the Registration Rights Agreement is not declared effective on or before September 8, 2012 or if a Registration Statement does not register for resale by the Purchasers all of the Conversion Shares issuable hereunder, the date that all Conversion Shares issuable pursuant to the Preferred Shares may be resold by the Holder pursuant to Rule 144 without volume or manner restrictions (each such date, the “Trigger Date”), the Conversion Price shall be reduced to the lesser of (w) the then Conversion Price, as adjusted and taking into consideration any prior resets, (x) 85% of the volume average weighted price (“VWAP”) for the 5 trading days immediately following each such Trigger Date, as calculated pursuant to the AQR function on Bloomberg, L.P., (y) 85% of the average of the VWAP’s for each of the 5 trading days immediately following the Trigger Date, and (z) 85% of the closing bid price on the last trading day of the 5 trading days immediately following each such Trigger Date, which shall thereafter be the new Conversion Price. The adjusted Conversion Price shall not be lower than $1.00~~

~~Pursuant to the terms of the SPA, each Purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the Conversion Shares underlying the Preferred Shares issued to such Purchaser pursuant to the SPA. The Series A Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years. The Series B Warrants have an exercise price of $4.25 per share, are exercisable immediately upon issuance and have a term of exercise of one year and two weeks. The Series C Warrants have an exercise price of $4.25 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term equal to five years.~~

~~On March 5, 2012, in connection with the closing of the private placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company is required to file a Registration Statement within 7 days following the filing date of the Company’s Form 10-K for the year ended December 31, 2011, but in no event later than April 16, 2012. The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.~~

~~22~~

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

Common Stock

~~As of March 31, 2012, the Company has 240,000,000 shares of common stock authorized with a par value of $.001. On July 21, 2008, the Company amended its certificate of incorporation to increase the authorized shares from 50,000,000 to 240,000,000.~~

~~The Company has 7,885,556 shares issued and outstanding as of March 31, 2012.~~

~~The Company has had its common stock reverse split twice since 2006. In May 2006, the Company reverse split its shares 1:37 and then again in August 2008, the Company’s board of directors approved a 1:10 reverse split. All shares reflected in the condensed consolidated financial statements are shown post-split.~~

~~During 2007, the Company issued 124,987 shares of common stock for various services, marketing and interest valued at fair value at the time the services were performed. These services were valued at $685,676. In addition, the Company recorded a capital contribution of $30,000 from a third party with no shares of common stock being issued. The Company recorded this directly to additional paid in capital.~~

~~During 2008, the Company issued 224,106 shares of common stock for various services, marketing and interest valued at fair value at the time the services were performed or interest accrued. These services were valued at $1,320,414. In addition, the Company issued 582,200 shares of common stock (on April 14, 2008, approved for issuance on June 4, 2007) in conversion of loans from the Company’s President and accrued compensation to the Company’s President in the amount of $1,318,617. The value was determined based on average pricing at the times the liabilities were incurred.~~

~~In the year ended December 31, 2009, the Company issued 1,137,990 shares of common stock to consultants due for obligations arising from various marketing services and professional fees for services rendered from November 30, 2007 to November 18, 2008, for fair value at the time services were performed, valued at $5,082,780. The Board had authorized the shares to consultants at the time services were performed but the obligation was not satisfied until the share issuance in 2009.~~

~~During 2009, the Company authorized and issued 615,800 shares for various services including professional fees and marketing valued at $1,464,390 for the fair value at the time the services were performed. In addition, the Company issued 100,000 shares of common stock on November 18, 2009 in conversion of loans from the Company’s President for $150,000 and conversion of advances from our past Secretary of $75,000 in exchange for 50,000 shares of common stock.  The shares were issued at fair value at the time of conversion.~~

~~23~~

~~In the year ended December 31, 2010 the Company issued 897,320 shares of common stock (net of 93,750 shares that were canceled) including 29,000 shares for professional fees for services rendered during the second quarter of 2010, for fair value at the time services were performed, valued at $73,950.  The Board had authorized the shares to the professionals at the time services were performed.  250,000 shares were issued to Robert Kohn, our CFO, due November 1, 2009 under the terms of his employment contract.  The Board had authorized the shares at November 1, 2009 but the obligation was not satisfied until the share issuance June 4, 2010 of these shares 93,750 shares ($66,563 value) were returned upon the execution of the Separation agreement as defined above. 354,070 shares were issued on April 15, 2010 to satisfy the outstanding promissory notes including settlement of all principal and interest.  (See Note 5- Promissory Notes). 58,000 shares were issued to satisfy vendor payables ($58,767 value), 100,000 shares ($50,000 value) were issued in accordance with an investor relation agreement entered into in September and 200,000 shares ($100,000 value) were issued in conversion of a convertible note. In addition, the obligation for common stock to be issued at December 31, 2010 was reduced to $1,144,000, which represents 350,000 shares of common stock. During 2010, 953,500 shares were accrued for at a value of $1,739,625; $2,000,000 of this obligation was converted into a convertible note (1,208,500 shares); 414,125 shares ($300,594) were satisfied by stock issuances; and 31,750 shares ($27,563 value) that were previously accrued were written off during the year.~~

~~In the year ended December 31, 2011, the Company issued common stock to Michael Cohen, 625,000 shares for debt conversion of $350,000, and Steven Byle, 178,572 shares for debt conversion of $100,000. In addition, the Company issued 20,000 shares valued at $14,600 for services rendered. 1,500,000 shares of been issued in conversion of $591,500 in convertible notes payable; 150,000 shares have been issued to an investor relations company for services rendered for a period of twelve months for a total value of $48,000; and 50,000 shares issued to a consultant for services valued at $25,000. The shares issued are exempt from registration under Sec. 4(2) of the Securities Act of 1933.~~

In the three months ended March 31, 2012, the Company issued an aggregate of  200,000 shares valued at $899,500 or at $4.50 each share for services rendered and prepaid expenses as one of the share issuances is for services to be rendered through January 31, 2013 to two unrelated parties ..

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

The Series A, B and C warrants were reclassified as derivative liabilities pursuant to ASC 815.

~~24~~

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

March 31, 2012 and 2011
Stock Options	Number	Exercise Price	Term
Outstanding at Beginning of the Year	1,122,498	$3.55 - $5.00	5 Years
Cancelled options Options Outstanding at March 31, 2012	1,122,498

~~25~~

NOTE ~~10~~  11 -

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

Federal statutory rate

(34.0%)

                                  (34.0%)

State income taxes, net of federal benefits

3.3

                                          3.3

Valuation allowance

30.7

                                        30.7

0

%

                0%

NOTE ~~11~~  12 -

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

Level 3 inputs: Instruments with primarily unobservable value drivers.

Balance, January 1, 2012

$          -0-

Classification of warrants as derivative liability

2,747,204

Fair value adjustment

(932,145)

Balance, March 31, 2012

             $1,815,059

The table below categorizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value	Fair value measurement using
	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Money Market	$3,171,072	$3,171,072	$–	$–
			–	–
Total Assets	$3,171,072	$3,171,072	$–	$–
Liabilities:
Common stock warrant liability	$1,815,059	$–	$–	$1,815,059

	Fair Value	Fair value measurement using
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Money Market	$-	$-	$–	$–
			–	–
Total Assets	$-	$-	$–	$–

Liabilities:
Common stock warrant liability	$-	$–	$–	$-0-

The table below summarizes the activity of Level 3 inputs measured on a recurring basis for the three months ended March 31, 2012:

(in thousands)	Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2011	$-0-

Change in fair value of common stock warrant liability	1,815,059
Balance at March 31, 2012	$1,815,059

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

Significant Unobservable Input Assumptions of Level 3 Valuations	March 31, 2012	December 31, 2011

Historical Volatility	89% - 187.34%
Expected Term (in years)	5
Risk-free interest rate	0.250% - 0.78%

~~26~~

NOTE ~~12~~  13 - SEGMENT INFORMATION

The Company operates and the chief decision maker for the Company segregates the operations into five separate distinct reporting segments. These segments are the sperm bank division, the stem-cell division, and includes the minimal operating expenses of Proteoderm, the skin care products division, PRTMI, Thor and StromaCel.

Operating segment data for the three months ended March 31, 2012 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$ -	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2,124,303	$-	$-	$-	~~$-~~ $85,047	$ ~~2,124,303~~ 2,218,852 ~~2,209,350~~
Depreciation and amortization	$2,006 ~~$9,535~~	$ -	$ -	$ -	$ ~~85,047~~ -	$ ~~94,582~~ 2,006 ~~9,535~~
Other income (expense)	$ ~~26,395~~ 955,724 ~~958,540~~	($925)	$ -	($37)	($446)	$ ~~24,987~~ 957,132 ~~957,132~~
Net income (loss)	($ ~~2,107,443~~ 1,175,298 ~~1,175,298~~ )	($925)	$1,705	($37)	($85,493)	($ ~~2,192,193~~ 1,260,048 ~~1,260,048~~ )
Segment assets	$4,034,953	$1,500	$211,681	$-	$2,749,862	$6,997,996
Fixed Assets, net of depreciation	$20,773	$ -	$ -	$ -	$ -	$20,773

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the three months ended March 31, 2011 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$ -	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$ 179,742 ~~170,938~~	$-	$20,094	$-	~~$-~~ $85,047	$ ~~191,032~~ 284,883 ~~276,079~~
Depreciation and amortization	$ 2,287 ~~8,858~~	$ -	$ -	$ -	$ ~~85,047~~ -	$ ~~93,905~~ 2,287 ~~8,858~~
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	($197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
Segment assets	$275,069	$-	$208,695	$-	$3,090,051	$3,573,815
Fixed Assets, net of depreciation	$29,641	$ -	$ -	$ -	$ -	$29,641

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements has been restated to reflect errors in the accounting treatment under ASC 815 for the Series A, B, and C warrants that were issued in the private placement on March 5, 2012. The warrant value was originally trated as equity in additional paid in capital. After further review of the ASC, the Company has reclassified this value as a derivative liability at inception on March 5, 2012, and will adjust the fair value of this derivative liability each reporting period. The net effect of the reporting for the warrants as a derivative was a reclassification of $2,747,204 from equity to liabilities at March 5, 2012, then a subsequent fair value adjustment at March 31, 2012, which reduced the liability by $932,145 to other income. This $932,145 adjustment to the net loss brought the net loss for the three months ended March 31, 2012 from $2,192,193 to $1,260,048 ~~1,260,048~~ .. This change reduced the loss per share from $0.28 to $0.16, and reduced the accumulated deficit to $22,011,917 from $22,944,062.

The following charts reflect the changes of the individual line items changed in the financial statements.

~~March 31, 2012~~

~~Net loss prior to restatement~~		 ~~$ (2,192,193)~~

	~~(1)~~	 ~~932,145~~

~~Net loss after restatement~~		 ~~$ (1,260,048)~~

~~Accumulated deficits~~
 ~~- prior to restatement~~		 ~~$ (22,944,062)~~

	~~(1)~~	 ~~932,145~~

~~Accumulated deficits~~
 ~~- after restatement~~		 ~~$ (22,011,917)~~

~~(1) Reflects correction of an error related to the adjustment to the fair value related to the derivative liability~~

~~March 31, 2012~~
~~Previously~~
~~Statement of Operations~~ 		~~Reported~~	~~Restated~~	~~Change~~
~~Professional, consulting and marketing fees~~		 ~~1,997,005~~ 	 ~~1,985,005~~ 	 ~~12,000~~ 	~~(1)~~
~~Research and development costs~~		 ~~-~~ 	 ~~121,358~~ 	 ~~(121,358)~~	~~(1)~~
~~Other general and administrative costs~~		 ~~32,019~~ 	 ~~15,237~~ 	 ~~16,782~~ 	~~(1)~~
~~Depreciation and amortization~~		 ~~94,582~~ 	 ~~8,535~~ 	 ~~86,047~~ 	~~(1)~~
~~Fair value adjustment on derivative liability~~		 ~~-~~ 	 ~~(932,145)~~	 ~~(932,145)~~
~~Net loss~~		 ~~(2,192,193)~~	 ~~(1,260,048)~~	 ~~932,145~~

~~Balance Sheet~~
~~Derivative liability~~		 ~~-~~ 	 ~~1,815,059~~ 	 ~~1,815,059~~
~~Total Current Liabilities and Liabilities~~		 ~~6,641,346~~ 	 ~~8,456,405~~ 	 ~~1,815,059~~
~~Additional paid-in capital~~		 ~~23,292,228~~ 	 ~~20,545,024~~ 	 ~~(2,747,204)~~
~~Accumulated deficit~~		 ~~(22,944,062)~~	 ~~(23,876,207)~~	 ~~(932,145)~~
~~Total Stockholders' Equity (Deficit)~~		 ~~356,650~~ 	 ~~(1,458,409)~~	 ~~(1,815,059)~~

~~Statement of Cash Flow~~
~~Net loss~~		 ~~(2,192,193)~~	 ~~(3,124,338)~~	 ~~(932,145)~~
~~Fair value adjustment on derivative liability~~		 ~~-~~ 	 ~~(932,145)~~	 ~~(932,145)~~

~~(1)~~	~~These represent reclassifications and not part of the restatement.~~

March 31, 2012

Net Loss prior to restatement

$

(2,192,193)

(1)

  932, 145

Net Loss after restatement

$

(1,260,048)

Accumulated deficits prior to restatement

$

(22,944,062)

(1)

   932,145

Accumulated deficits after restatement

$

(22,011,917)

(1)

Reflects correction of an error related to the adjustment to the fair value related to the derivative liability

March 31, 2012

Statement of Operations

Previously Reported

Restated

Change

Professional, consulting and marketing fees

1,997,005

1,985,005

12,000 (1)

Research and development costs

-

  121,358

(121,358) (1)

Other general and administrative costs

    32,019

  15,237

16,782 (1)

Depreciation and amortization

  94, 582

 8,535

 86,047 (1)

Fair value adjustment on derivative liability

-

(932, 145)          (932,145)

Net loss

(2,192,193)

(1,260,048)

932,145

Balance Sheet

Derivative Liability

-

1,815,059

1,815,059

Total Current Liabilities and Liabilities

6,641,346

8,456,405

1,815,059

Additional paid-in capital

23,292,228

20,545,024

(2,747,204)

Accumulated deficit

(22,944,062)

(23,876,207)

(932,145)

Total Stockholder’s Equity (Deficit)

  356,650

(1,458,409)

(1,815,059)

Statement of Cash Flow

Net Loss

(2,192,193)

(3,124,338)

(932,145)

Fair value adjustment on derivative liability

-

  (932,145)

(932,145)

(1)  These represent reclassification and not part of the restatement.

NOTE ~~13~~  15 - SUBSEQUENT EVENTS

On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company were returned. The Company is currently interviewing other institutions to conduct this trial.

~~On April 24, 2012, the Company terminated the auditor – registrant relationship with KBL, LLP, and replaced KBL, LLP with JPDH & Company on April 25, 2012. JPDH & Company resigned this engagement, effective, May __, 2012. Effective, May __, 2012, Manela & Co., has been engaged as the Company’s Independent ARegistered Public Accounting Firm.~~

~~27~~

In accordance with the Registration Rights Agreement, the Company failed to timely file their Registration Statement on Form S-1 five days after the filing of their Annual Report on Form 10-K. As a result, the Company is obligated to pay a penalty of 1.5% of the gross proceeds received. Gross proceeds amounted to $3,804,991, and 1.5% of those proceeds amounts to $57,075.

The Company and its subsidiary The Sperm Bank of New York, Inc. have agreed that effective April 30, 2012, the Company will sell back the shares owned in The Sperm Bank of New York, Inc. and any remaining assets of that entity to the former shareholder of The Sperm Bank of New York, Inc. in recognition of any liabilities The Sperm Bank of New York, Inc. and the Company owed to Biogenetics, Inc. and a previous shareholder had at that time. As a result of this transaction, this entity will no longer be consolidated in the Company’s financials. Additionally, the Company may be considered to be in the development stage after this transaction is completed. In accordance with ASC 360, the disposal of The Sperm Bank of New York, Inc. will be reflected in the reporting period ended June 30, 2012.

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

Our research and development activities mostly related to certain consulting services for the chief scientific officer as well as travel expenditures related the the chief executive officer for meetings and laboratory work and the amortization of the license agreement. These costs amounted to $113,829 and $101,755 for the three months ended March 31, 2012 and 2011, respectively.

Company Overview

Cosmeceuticals – We have developed a range of anti-aging and wound care products, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

~~28~~

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology .. As of August 31, 2011, the Company has not filed an IND with the FDA for its StromaCel treatment.  The Company intends to raise sufficient funds over the next twelve months (please see “Risk Factors” associated with FDA trials at Page __) in order to file such application with the FDA and to contract with third party to conduct such study and to retain the services of an IRB for such trial. Pre-clinical studies evidenced sufficient efficacy of similar cells used in StromaCel therapy to continue to pursue the utilization of the cells in a human clinical trial.  The benefit of using the cells to treat post-myocardial infarction is the anti-inflammatory effect of StromaCel on damaged cardiac tissue.

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

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently ~~interviewing other institutions to conduct this trial~~ in the process of contracting another institution to perform the trial ..

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

Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, exfolia tor ~~nt~~ and under eye cream under the brand name “Matrix NC-138."

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

~~29~~

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

Ex ~~In~~ vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Six v ~~V~~ olunteers from New York, New Jersey and Connecticut were asked to apply the cream twice daily for six weeks on the crow ’s feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self assessment on the product given by panelists through a questionnaire. The studies were conducted during 2008 and 2009.

On the basis of ex ~~in~~ vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. We believe this from a totally subjective consideration of the aesthetic appearance of the subjects. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of  and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.

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

~~30~~

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

The University of Miami had entered into an exclusive agreement with us to manufacture Matrix NC-138TM as a product for our subsidiary Proteoderm.. The agreement with University of Miami has expired and we were negotiating an extension. However, the relationship with the University of Miami ended in April 2012 and the Company is now seeking other manufacturing facilities. There can be no assurance that a manufacturing agreement will be executed, or if executed, performed.

Thor Biopharma, Inc.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation ~~the issuance of a patent,~~ 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breaches the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights.

~~31~~

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

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.   This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial.  We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days. ~~On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial.~~ The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the ~~Cohen-~~ McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The ~~Cohen-~~ McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.   The term of this License commencedMay 4, 2010 and, unless sooner terminated, terminatesas to individual patent rights in each jurisidiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

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

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies may make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the Company believes that it will  ~~may~~ not pursue its Cord Blood Banking Model.

~~32~~

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

~~12~~ 43

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

~~33~~

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the ~~Cohen-~~ McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The ~~Cohen-~~ McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

On June 1, 2010, Proteonomix began to concentrate its Research and Development resources on the development of StromaCel in order to further develop its portfolio of intellectual properties and global partnerships.

On May 24, 2010, Proteonomix launched its retail web site, www.proteoderm.com, and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains Matrix NC-138 an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2012 and does not anticipate any problems in filling orders . The Company never accepted any funds from pre-orders and could not continue with the manufacturing of the products due to lack of funds. The preorder rprogram was discontinued in  2011.  The Company received minimal orders. The Company’s strategy was to test the market for demand, which it found to be minimal without proper marketing

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

~~34~~

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

~~35~~

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

Research and Devlopment Expenses

During the two most recent years ended December 31, 2012 ~~1~~ and 2011 ~~0~~ , the Company expensed $121,358 ~~530,647~~ and $108,326 ~~399,901~~ , respectively, on research and development activities. These activities mostly comprised consulting services for the chief scientific officer as well as travel expenditures related to the chief executive officer for meetings and laboratory work and the amortization of the license agreement. In 2011, the Company paid $105,000 to the University of Miami to conduct a clinical trial. This amount was returned in April 2012 as the University of Miami decided to terminate the trial.

Patent Applications: The following patent applications have been filed with the United States Patent Office, as well as other jurisdictions, as noted below with annotated references to the products to which the applications relate, the jurisdictions in which the applications were filed, and the date on which the applications were filed.

~~18~~ 49

Assignee(s)
Method for isolating multicellular ES cell colonies by detaching adherent single ES cells and passing through filtration matrix
	US utility	13/341,364	Technology: Expansion Assigned: Proteonomix, Inc.	Methods and Devices for Isolating Embryonic Stem Cells	30-Dec-12	Michael Cohen	Pending
Xiangcan Zhan
Michael J. Shamblott
Proteonomix, Inc. and The Johns Hopkins University
Compositions and Methods for Mobilization of Stem Cells
2	US utility	13/411,265	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
3	Provisional	61/664,540	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	26-Jun-12	Michael Cohen Ian K. McNiece	Pending
4	PCT	PCT/US2012/027549	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
Method for cultivating ES cells with feeder layer of umbilical cord stem cells or medium of secreted proteins from umbilical cord stem cells
5	US utility	12/996,557	Technology: Expansion Assigned: Proteonomix, Inc. 50	Compositions and Methods for Growing Embryonic Stem Cells	6-Dec-10		Pending
Michael J. Shamblott
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
~~19~~ Method for cultivating ES cells in medium of secreted proteins from EG cell derivatives (LEVC or SCDC cells)
6	US continuation	13/407,939	Technology: Expansion Assigned: Proteonomix, Inc.	Compositions and Methods for Growing Human Embryonic Stem Cells	29-Feb-12	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
[Note: CEO of National Stem Cell Inc. is John Murry]
Identifying pancreatic endocrine progenitor cells with glycosylated form of prominin-1, CD133, CD133/1 or CD133/2
7	US utility	13/206,320	Technology: Diabetes Assigned: Proteonomix, Inc.	Method for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells From Adult Human Pancreata	9-Aug-11	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
8	Canada	2,668,223	Technology: Diabetes Assigned: Proteonomix, Inc. 51 ~~20~~	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	Apr 31, 2009	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
9	China	2.0078E+11	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-Jun-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
10	Europe	7867300.1	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-May-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Skin condition treatment composition of secreted products of EG cell derivatives and topically suitable carrier
11	US utility	12/448,435	Technology: Proteoderm Assigned: Proteoderm 52	Embryonic Germ Cell Secreted Product Derived Topical Compositions and Methods of Use Thereof	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Skin condition treatment composition of secreted products from umbilical cord stem cells and topically suitable carrier
12	US utility	12/448,458	Technology: Proteoderm Assigned: Proteoderm ~~21~~	Umbilical Cord Stem Cell Secreted Product Derived Topical Compositions and Methods of Use	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Wound healing compositions of secreted products of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable carrier
13	US utility	12/448,436	Techology: Proteoderm Assigned: Proteoderm	Stem Cell Secreted Product Derived Compositions for Wound Treatment	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.
Wound healing compositions of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable matrix
14	US utility	12/216,971	Technology: Wound Care Assigned: Proteoderm	Embryonic Cell Compositions for Wound Treatment	14-Jul-08	Michael Cohen and	Application published 1/15/2009 as US 2009/0016999 A1.
						Jacob Cohen	Pending
Proteonomix, Inc.

Preparation and Use of Stromal Cells To Treat Heart Disease
15	US utility	12/899,267	Technology: StromaCel Assigned: StromaCel 53	Preparation and Use of Stromal Cells to Treat Cardiac Disease	6-Oct-10	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
16	Europe	10822615.0	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
17	Canada	PCT/US2010/051651	Technology: StromaCel Assigned: StromaCel ~~22~~	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
18	Australia	2010303469	Techology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. ~~The Company believes that such office space will be sufficient for its needs until it leases new office space in the North New Jersey area. The Company’s principal offices are thus now located at 145 Highview Terrace, Hawthorne, NJ 07506. Our telephone number at such address is (973) 949-4195. The use of this space is at will and the Company pays $500 a month for the space amounting to approximately 500 square feet.~~

The Company relocated its offices in August 2012 to 140 East Ridgewood Ave Suite 415, Paramus NJ 07652. The Company has signed a lease for one year for the space and pays $2,246 per month for that space. The Company believes that such office space will be sufficient for its needs for the next twelve months. The telephone number for the Company is 855-467-7682.

54

~~36~~

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

2012	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$-	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2,124,303	$-	$-	$ -	~~$-~~ $85,047	$ ~~2,124,303~~ 2,218,852 ~~2,209,~~ 350
Depreciation and amortization	$ 2,006 ~~9,535~~	$ -	$ -	$ -	$ ~~85,047~~ -	$ ~~94,582~~ 2,006 ~~9,535~~
Other income (expense)	$ ~~26,395~~ 958,540	($925)	$ -	($37)	($446)	$ ~~24,987~~ 957,132
Net income (loss)	$( ~~2,107,443~~ 1,175,298 )	($925)	$1,705	($37)	($85,493)	($ ~~2,192,193~~ 1,260,048 )
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2011	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$-	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$ 179,742 ~~170,938~~	$-	$20,094	$ -	~~$-~~ $85,047	$ ~~191,032~~  284,883 ~~276,079~~
Depreciation and amortization	$ 2,287 ~~8,858~~	$ -	$ -	$ -	$ ~~85,047~~ -	$ ~~93,905~~ 2,287 ~~8,858~~
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	$(197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.
	55

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

	Three Months Ended March 31,
	2012	2011	$ Change	% Change

Wage and wage related costs	$ 95,279	$ 66,087	$ 29,192	44.2
Professional fees	1,985,005	67,779	1,917,226	2,828.6
Research and development costs	121,358	108,326	13,032	12.0
Insurance costs	-	1,458	(1,458)	(100.0)
Rent - building and equipment	-	4,882	(4,882)	(100.0)
Travel and related	-	6,779	(6,779)	(100.0)
Miscellaneous expenses	15,237	27,285	(12,048)	(44.2)
Depreciation and amortization	2,006	2,287	(281)	(12.3)
Stock based compensation	-	-	-	100.0
Total	$ 2,218,885	$ 284,883	$ 1,934,002	678.9

~~Three Months Ended March 31,~~
	~~2012~~	~~2011~~	~~$ Change~~	~~% Change~~

~~Wage and wage related costs~~	 ~~$ 95,279~~ 	 ~~$ 66,087~~ 	 ~~$ 29,192~~ 	~~44.2~~
~~Professional fees~~	 ~~1,985,005~~ 	 ~~67,779~~ 	 ~~1,917,226~~ 	~~2,828.6~~
~~Research and development costs~~	 ~~121,358~~ 	 ~~108,326~~ 	 ~~13,032~~ 	~~12.0~~
~~Insurance costs~~	 ~~-~~ 	 ~~1,458~~ 	 ~~(1,458)~~	~~(100.0)~~
~~Rent - building and equipment~~	 ~~-~~ 	 ~~4,882~~ 	 ~~(4,882)~~	~~(100.0)~~
~~Travel and related~~	 ~~-~~ 	 ~~6,779~~ 	 ~~(6,779)~~	~~(100.0)~~
~~Miscellaneous expenses~~	 ~~15,237~~ 	 ~~27,285~~ 	 ~~(12,048)~~	~~(44.2)~~
~~Depreciation and amortization~~	 ~~2,006~~ 	 ~~2,287~~ 	 ~~(281)~~	~~(12.3)~~
~~Stock based compensation~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	~~100.0~~
 ~~Total~~	 ~~$ 2,218,885~~ 	 ~~$ 284,883~~ 	 ~~$ 1,934,002~~ 	~~678.9~~

~~Three Months Ended March 31,~~
	~~2012~~	~~2011~~	~~2010~~

	~~95279~~	~~66087~~
	~~1985005~~	~~67779~~
~~Research and development costs~~	~~121358~~	~~108326~~
	~~0~~	~~1458~~
	~~0~~	~~4882~~
	~~0~~	~~6779~~
	~~15237~~	~~27285~~
	~~2006~~	~~2287~~
	~~0~~	~~0~~		~~100~~

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $29,192 (44.2%), due to an increase in wages and wage related expenses as the Company increased personnel as a result of the private placement.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended March 31, 2012 versus the same period last year by $ 1,985,005 ~~1,917,226~~ (2, ~~403.2~~ 828.6%) due to: an increase of $224,900 in common shares issued for services rendered, and for professional fees related to the private placement in the three months ended March 31, 2012 which includes fees earned by the placement agent of $267,249 in cas h paid out of closing, and $1,293,509 in value of the Series E Preferred Stock Warrant.

Research and development costs include consulting fees paid to the chief scientific officer, travel costs and fees incurred for clinical trials. In addition, the amortization of the license agreement is included as well. The research and development costs increased $13,032 ~~12,074~~ (11.9%) in the three months ended March 31, 2012 from $108,326 ~~101,755~~ in 2011 to $121,358 ~~113,829~~ in 2012.

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

Travel expense for the three months ended March 31, 2012 of $ ~~16,782~~ 0 compared to the same period for 2011 of $ ~~11,487~~ 6,779 , or an increase of $ ~~5,295~~ 6,779 ( ~~46.1~~ 100%). The ~~increase~~  decrease in travel related to ~~meetings in Miami to finalize certain contracts~~ the travel costs in 2012 all being considered part of research and development in 2012 ..

Miscellaneous expense decreased by $12,048 (44.2%) to $15,237 for the three months ended March 31, 2012, as compared to $27,285 for the same period in 2011. The decrease was due to the Company’s lack of cash flow until private placement occurred in early March 2012.

Depreciation expense in our operating expenses for the three months ended March 31, 2012 of $ 2,006 ~~94,5829,535~~ compared to the same period for 2011 of $ ~~93,905~~ 2,287 ~~8,858~~ increased as a result of the amortization of the  ~~license and the~~ patents.

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

~~38~~

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income including forgiveness of payables and the fair value adjustment on the derivative liability .. Other income for the three months ended March 31, 2012 was $ ~~24,987~~ 957,112 compared to other expense of $19,373 for the same period last year. The increase in other income from 2011 of $ ~~44,360~~ 976,505 is the result of the fair value adjustment on the derivative liability of $932,145 and the forgiveness of payables related to the settlement of a claim for legal services of $43,812.

Net Loss and Net Loss per Share.  Net loss for the three months ended March 31, 2012 was $ ~~2,192,193~~ 1,260,048 , compared to $299,524 for the same period in 2011, for an de ~~in~~ creased net loss of $ ~~1,892,669~~ 960,524 .. Net loss per share for the three months ended March 31, 2012 was $0. ~~28~~  16 compared to $0.06 in the same period for 2011, based on the weighted average shares outstanding of 7,805,886 and 5,365,706, respectively. The increased net loss for the first quarter of 2012 compared to the same period in 2011 arose from the following: (i) decreased net revenue of $6,460, (ii) decreased cost of sales of $2,794, (iii) increased salary and benefit costs of $29,192, (iv) increased professional fees of $1,917,226, (v) an increase in research and development costs of $12,074, (v i ) a decrease in insurance costs of $1,458, (v i i) ~~increased~~  decreased travel ~~and entertainment~~  costs of $ ~~5,295~~ 6,779 , (vii i ) a decrease in miscellaneous costs of $12,048, ( ~~viii~~ ix ) a decrease in rent expense of $4,882, ( ~~i~~ x) increased depreciation expense of $677, and (x i ) an increase in other net non-operating income of $ ~~44,360~~ 976,505 ..

As of December 31, 2011, the Company has a contingent liability to issue an aggregate of 12,112,498 shares of its common stock upon the exercise and conversion of all outstanding warrants, options and shares of Preferred Stock.  The Company has reserved this number of shares from our authorized capital stock pending these conversions.

Status of our Research and Development Projects

UMK-121

UMK-121 is a stem cell related drug therapy that relies upon the mobilization of bone marrow stem cells and is a proprietary technology based upon existing FDA approved drugs.  The objective is to create a treatment based upon the drug combination to extend the life of patients with end stage liver disease.  Currently we are seeking a facility to replace the University of Miami in order to conduct a Phase I clinical trial based upon the NDA recently filed with the FDA.The costs incurred in the research and development of UMK-121 for the years ended December 31, 2010 and 2011, were $0 and $141,486, respectively, and for the six months June 30, 2012, the costs incurred were $89,313.The steps necessary to complete the project are Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page 63 ~~___~~ of this Amendment.  It is highly likely that the Company will not have sufficient funds to bring this project to FDA approval and thus we will have to raise additional capital to complete the project.  We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days.

~~77~~

StromaCel

StromaCel intends to develop therapies using stromal cells, which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.  The objective is to create a treatment based upon the stromal cells that will reduce inflammation and improve cardiac function in patients who are suffering or have suffered a myocardial infarction.  Currently we are developing the cellular technology and intend to continue the development when we identify a new facility to conduct our ongoing research and development on this project to replace the University of Miami, which terminated its relationship with us in April, 2012.  The costs incurred in the research and development of StromaCel for the years ended December 31, 2010 and ~~2011,~~ 2011 were $282,080 and $376,675, respectively, and for the six months June 30, 2012, the costs incurred were $289,923. The steps necessary to complete the project are Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page 63 ~~___~~  of this Amendment.  We are unable to state with any degree of confidence when a filing with the FDA will occur, when such application would be approved, or when any particular testing phase will be either commenced or completed.

Cord Blood

The Cord Blood expansion technology looks to create a cellular platform for the expansion of stem cells from the cord blood and xcreate improved Cryopreservation systems for Cord Blood. The project has been “on hold” since 2011 due to lack of sufficient funds. The costs incurred in the research and development of the cord blood expansion for the year ended December 31, 2010 was $24,000. For the six months June 30, 2012, the costs incurred were $0. The steps necessary to complete the project will be pre-clinical testing, Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page 63 ~~___~~ of this Amendment.  It is highly likely that the Company will not have sufficient funds to bring this project to FDA approval and thus we will have to raise additional capital to complete the project.  We are unable to state with any degree of confidence when a filing with the FDA will occur, or when any particular testing phase will be either commenced or completed.

Cosmeceuticals

Our cosmeceutical project is based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology.The objective is to create a series of cosmeceutical products for sale. We received our INCI nomenclature in 2011.  We are presently seeking a facility to manufacture NC-138 because of the termination of agreements at the University of Maimi. The costs incurred in the research and development of our cosmeceutical products for the years ended December 31, 2010 and 2011, were $31,277 and $12,486, respectively, and for the six months June 30, 2012, the costs incurred were $77,312. The steps necessary to complete the project are obtaining a source for NC-138, establishing a relationship with a cosmetic manufacture and packaging manufacturer. Finally, one or more sources of distribution will be required.  The risks associated with completing development are set forth in the Risk Factors at Page 63 ~~___~~ of this Amendment.  Due to the delay caused by the termination of the agreement with the University of Miami the Company anticipates that the cosmeceutical products will be ready sometime in the fourth quarter of 2012. It is highly likely that the Company has sufficient funding to bring the cosmeceutical line to market.

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

Net Cash Used in Operations

Net cash used in operating activities for the three months ended March 31, 2012, was $503,207, compared with net cash used in operating activities of $26,552 during the same period for 2011, or an increase in the use of cash for operating activities of $476,655. The decrease in the use of cash is due to: (i) increased net (loss) of $ ~~1,892,669~~ 960,524 offset by the value of the preferred stock warrants issued to the placement agent of $1,293,509, the fair value adjustment on the derivative liability of $932,145, a decrease in prepaid expenses of $122,000 and a decrease in accounts payable of $268,943.

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

~~39~~

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

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

	(Unaudited)
Category	March 31, 2012	December 31, 2011

Cash and cash equivalents	$ 3,199,455	$ 13

Current assets	3,967,123	230,266
Current liabilities	8,456,405	7,038,600
Working capital (deficit)	$ (4,489,282)	$ (6,808,334)

At March 31, 2012, we had a working capital deficit of $ ~~2,674,223~~ 4,489,282 , compared with a working capital deficit at December 31, 2011 of $6,808,334, a decrease in working capital deficit of $ ~~4,134,111~~ 2,319,052 .. As of March 31, 2012, the Company had cash and cash equivalents of $3,199,455 as compared to $13 on December 31, 2011. The increase in cash is the net result of our operating, investing and financing activities outlined above. Our revenue generating activities during the period, as in previous years, have not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables and increases in accrued expenses. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the three months ended March 31, 2012, Proteonomix’ revenue generating activities have not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $3,212,409 including accrued salaries due to our management of $1,701,667. Also, our Senior Officer’s net outstanding loans were $692,931. The Company did close on a private placement during March 2012, which netted them approximately $3,500,000. These funds will be utilized in the continuance of the development of the Company’s technology and repay certain long outstanding payables. The Company also has a derivative liability of $1,815,059 related to the value of the warrants issued in connection with the private placement in March 2012.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K /A for the year ended December 31, 2011, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented.  For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K /A for the year ended December 31, 2011.  Except as disclosed in Note 2 of our 2011 Form 10-K /A , there have been no material changes to these critical accounting policies that impacted the Company’s reported amounts of assets, liabilities, revenues or expenses during the three month period ended March 31, 2012.

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

~~41~~

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company was sued on February 9, 2012 by Wolf Axelrod for $38,000 in the Supreme Court of the State of New York for the County of Westchester. The Company settled this action for $35,000 on May 22, 2012.  The Company has also been advised that John Hopkins University will seek to collect against National Stem Cell, Inc. on its $90,000 judgment in the Circuit Court of Baltimore City Maryland obtained on June 17, 2011 for past due research and development costs.. The case was commenced on June 6, 2011. The Company settled this judgment for $85,000..

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

On June 16, 2012, ten of the Company’s fourteen Sereis E Preferred Stock holders sued the Company in the Supreme Court of the State of New York for the County of New York for breach of contract, misrepresentation and indemnification.  The Company will reserve approximately $57,000 for the payment of obligations incurred by the failures to meet certain filing deadlines imposed in the agreements with the disgruntled investors, but will vigorously defend the main allegations of misrepresentation based upon our alleged knowledge of problems with the University of Miami at the time of the sale of the Series E Preferred Stock to which we believe we have meritorious defenses.

~~The Company has recently been sued by Wolf Axelrod for $38,000. The Company intends to vigorously defend this action.  The Company has also been advised that John Hopkins University will seek to collect against National Stem Cell, Inc. on its $90,000 judgment.  The Company has also been threatened with litigation by Fred Grant on a contract balance.  The Company intends to vigorously defend this action if brought.~~

~~James Magee, President of GEM Media, who contends the Company has responsibility for $350,000 of charges associated with the failed XGen Dubai project and Mark Huggins of Hulk Media who alleges liability for $60,000 in commissions for the introduction to GEM and other related consulting services. The Company believes it has meritorious defenses to both of these assertions and would defend any litigation that arises from these allegations vigorously.~~

~~On March 22, 2011, the Company was notified by a collection agency regarding a debt owed to a prior law firm in the amount of $168,812. The Company has negotiated a settlement with the prior law firm, and in March 2012 paid $125,000 to settle this claim.~~

~~The former CFO of the Company, Robert Kohn, has threatened litigation regarding an amount due under a Separation Agreement in the amount of $156,000.  The Company believes that it has meritorious defenses to the claim and intends to vigorously contest any lawsuit concerning this matter.~~

~~On April 24, 2012, the Company was served with a subpoena from the United States Securities and Exchnage Commission pursuant to a formal investigation “In the Matter of Proteonomix, Inc. HO-11836”.~~

~~A former law firm that has entered bankruptcy claims that the Company owes it approximately $200,000.  The Company is presently negotiating with the Trustee regarding payment of the debt.~~

ITEM 1A.  RISK FACTORS

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

As of March 31, 2012, we had a working capital deficit of approximately $ ~~2,674,223~~ 4,489,282 .. During the three months ended March 31, 2012, our revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. Although we have obtained cash from certain financings, we continue to have outstanding loans from our chief executive officer of approximately $629,297, and accrued salaries due our executive officers in the amount of $1,701,667. In the event we are unable to pay our accrued salaries, we may not be able to maintain them which could materially adversely affect our business and operations, including our ongoing activities.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITy HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

64

~~43~~

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Incorporated by Reference	Filed Herewith X
Exhibit No. 10. 70 ~~57~~	Exhibit Description Agreement with ~~Gilford Securities, Inc.~~ Debbie Sutz	Form	Filing Date
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

~~101.INS~~	~~XBRL Instance Document.*~~
~~101.SCH~~	~~XBRL Taxonomy Extension Schema.*~~
~~101.CAL~~	~~XBRL Taxonomy Extension Calculation Linkbase.*~~
~~101.DEF~~	~~XBRL Taxonomy Extension Definition Linkbase.*~~
~~101.LAB~~	~~XBRL Taxonomy Extension Label Linkbase.*~~
~~101.PRE~~	~~XBRL Extension Presentation Linkbase.*~~

~~•~~

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

PROTEONOMIX, INC.
By: /s/ Michael Cohen Michael Cohen Chief Executive Officer (Principal Executive Officer)	By: /s/ Thomas Monahan ~~Michael Cohen~~ Thomas Monahan ~~Michael Cohen~~ Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September  5 ~~May 21~~ , 2012

66 ~~44~~