Form 10-K/A
period 2011-12-31
PROTEONOMIX, INC.
filed 2012-09-18
CIK 1469559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K/A

(Amendment # 2 ~~1~~ )

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1 – Business and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Part I, Item 1A - Risk Factors and Item 1 - Business of this Report. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A – Risk Factors of this Report.  You should carefully consider the factors described in Part I, Item 1A – Risk Factors in evaluating our forward-looking statements.

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

PROTEONOMIX, INC.

TABLE OF CONTENTS

PART I …………………………………………………………………………………………………………………………5

ITEM 1. BUINESS

5

ITEM 1A. RISK FACTORS

25

ITEM 1B. UNRESOLVED STAFF COMMENTS

40

ITEM 2. PROPERTIES

40

ITEM 3. LEGAL PROCEEDINGS

40

PART II …………………………………………………………………………………………………………………………41

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

41

ITEM 6. SELECTED FINANCIAL DATA

42

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

42

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

63

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURES

63

ITEM 9A(T). CONTROLS AND PROCEDURES

64

ITEM 9B. OTHER INFORMATION

65

PART III ………………………………………………………………………………………………………………………65

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

65

ITEM 11. EXECUTIVE COMPENSATION

68

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

73

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

 INDEPENDENCE

74

ITEM 14. PRINCIPAL ACCOUNING FEES AND SERVICES

75

PART IV …………………………………………………………………………………………………………………………76

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

76

SIGNATURES

79

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

Company Overview

Cosmeceuticals – We have developed a range of anti-aging products, that we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology.  As of December 31, 2011 the Company has not filed an IND with the FDA for its StromaCel treatment.  The Company intends to raise sufficient funds over the next twelve months (please see “Risk Factors” associated with FDA trials at Page 25) in order to file such application with the FDA and to contract with third party to conduct such study and to retain the services of an IRB for such trial. Pre-clinical studies evidenced sufficient efficacy of similar cells used in StromaCel therapy to continue to pursue the utilization of the cells in a human clinical trial.  The benefit of using the cells to treat post-myocardial infarction is the anti-inflammatory effect of StromaCel on damaged cardiac tissue.

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

In ex vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Six volunteers from New York, New Jersey and Connecticut were asked to apply the cream twice daily for six weeks on the crow’s feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self-assessment on the product given by panelists through a questionnaire. The studies were conducted during 2008 and 2009.

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

Thor Biopharma, Inc.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer, which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation, 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breach’s the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights.

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

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  The Company expected this trial to commence in February, 2012.  This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial.  We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days. The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

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

In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion. During August 2012, the McNiece Cohen Foundation, Inc., StromaCel, Inc. and PRTMI were reinstated in the State of Florida, all of them having gone inactive due to nonpayment of franchise taxes.  Being reinstated no issues are believed to exist regarding on-going business operations including: retention of the stromal cell technology currently licensed to StromaCel by the McNiece Cohen Foundation, Inc; continued development and license of UMK-121 by the Foundation; and continued development of our translational medicine business under PRTMI.

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies may make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre-clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the company does not believe that it will pursue the development of its Cord Blood Banking Model.

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

Sperm Bank of New York

Reproductive Tissue Storage

The Sperm Bank of NY (“SBNY”) is principally engaged in the processing and cryogenic storage of Sperm. SBNY stores over 2,000 units of Sperm specimens. The specimens are stored in commercially available cryogenic storage units in a third party facility in Mountainside, NJ.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

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

On January 3, 2011 Ian McNiece joined our Board of Directors.

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011,the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

Research and Development Expenses

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

Assignee(s)
Method for isolating multicellular ES cell colonies by detaching adherent single ES cells and passing through filtration matrix
1	US utility	13/341,364	Technology: Expansion Assigned: Proteonomix, Inc.	Methods and Devices for Isolating Embryonic Stem Cells	30-Dec-12	Michael Cohen	Pending
Xiangcan Zhan
Michael J. Shamblott
Proteonomix, Inc. and The Johns Hopkins University
Compositions and Methods for Mobilization of Stem Cells
2	US utility	13/411,265	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
3	Provisional	61/664,540	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	26-Jun-12	Michael Cohen Ian K. McNiece	Pending
4	PCT	PCT/US2012/027549	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
Method for cultivating ES cells with feeder layer of umbilical cord stem cells or medium of secreted proteins from umbilical cord stem cells
5	US utility	12/996,557	Technology: Expansion Assigned: Proteonomix, Inc. 17	Compositions and Methods for Growing Embryonic Stem Cells	6-Dec-10		Pending
Michael J. Shamblott
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Method for cultivating ES cells in medium of secreted proteins from EG cell derivatives (LEVC or SCDC cells)
6	US continuation	13/407,939	Technology: Expansion Assigned: Proteonomix, Inc.	Compositions and Methods for Growing Human Embryonic Stem Cells	29-Feb-12	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
[Note: CEO of National Stem Cell Inc. is John Murry]
Identifying pancreatic endocrine progenitor cells with glycosylated form of prominin-1, CD133, CD133/1 or CD133/2
7	US utility	13/206,320	Technology: Diabetes Assigned: Proteonomix, Inc.	Method for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells From Adult Human Pancreata	9-Aug-11	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
8	Canada	2,668,223	Technology: Diabetes Assigned: Proteonomix, Inc. 18	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	Apr 31, 2009	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
9	China	2.0078E+11	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-Jun-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
10	Europe	7867300.1	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-May-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Skin condition treatment composition of secreted products of EG cell derivatives and topically suitable carrier
11	US utility	12/448,435	Technology: Proteoderm Assigned: Proteoderm	Embryonic Germ Cell Secreted Product Derived Topical Compositions and Methods of Use Thereof	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Skin condition treatment composition of secreted products from umbilical cord stem cells and topically suitable carrier
12	US utility	12/448,458	Technology: Proteoderm Assigned: Proteoderm 19	Umbilical Cord Stem Cell Secreted Product Derived Topical Compositions and Methods of Use	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Wound healing compositions of secreted products of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable carrier
13	US utility	12/448,436	Techology: Proteoderm Assigned: Proteoderm	Stem Cell Secreted Product Derived Compositions for Wound Treatment	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.
Wound healing compositions of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable matrix
14	US utility	12/216,971	Technology: Wound Care Assigned: Proteoderm	Embryonic Cell Compositions for Wound Treatment	14-Jul-08	Michael Cohen and	Application published 1/15/2009 as US 2009/0016999 A1.
						Jacob Cohen	Pending
Proteonomix, Inc.

Preparation and Use of Stromal Cells To Treat Heart Disease
15	US utility	12/899,267	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	6-Oct-10	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
16	Europe	10822615.0	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
17	Canada	PCT/US2010/051651	Technology: StromaCel Assigned: StromaCel 20	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
18	Australia	2010303469	Techology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
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

        Typically, clinical testing involves a three-phase process, although the phases may overlap. In Phase 1, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1/2 trial. Phase 3 clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. Often an agency will require Phase 4 or post-marketing trials to collect additional data about the drug on the market. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. An agency may, at its discretion, alter, suspend, or terminate the testing based upon the data, which have been accumulated to that point and its assessment of the risk/benefit to the patient.

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

As of December 31, 2011, we had a cash balance of $13. As of June 30, 2012, we had a cash balance of $2,398,357.  Management believed these funds available at December 31, 2011 to be insufficient to fund our operations, absent any cash flow from operations or funds from one or more equity or debt financings or from bank borrowing.  We were spending or incurring expenses of approximately $175,000 per month on operations and the continued research and development of our products as at December 31, 2011.  Management believed that we will require approximately an additional $2,100,000 to fund our operations for the next 12 months and to repay certain outstanding trade payables and accrued expenses as evaluated at December 31, 2011. We assumed as at December 31, 2011, that we were able to continue to defer the amounts due to our executives for accrued and unpaid salaries and that we are able to continue to extend or defer payment of certain amounts due to our trade creditors, of which there can be no assurance. This assumption was based upon verbal representations from our executives that the will not bankrupt the company by demanding full repayment of the amounts owed.  Officers of the Company have agreed not to demand repayment of monies owed in any material amounts, i.e. amounts which would impact the cash position of the Company so as to make it impossible to meet critical company expenditures such as payment for clinical testing, research and development, product production and marketing for the cosmetics line. The Company has consistently delayed payment to our trade creditors for extensive periods of time.  Recently, we have settled many of these trade debts and we are no longer reliant upon deferment by trade creditors.  As of the date of this amended filing, the executives of the Company continue to represent that they will not bankrupt the Company by demanding full repayment of the debt owed to them for unpaid salaries and loans. An exception to this is Robert Kohn, our former Chief Financial Officer, who has demanded repayment of the amount due based upon his Termination Agreement.   We now believe that we will need approximately one million dollars to fund our operations for the next twelve months in addition to our present cash balance.

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

On May 4, 2010, Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

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

Assignee(s)
Method for isolating multicellular ES cell colonies by detaching adherent single ES cells and passing through filtration matrix
1	US utility	13/341,364	Technology: Expansion Assigned: Proteonomix, Inc.	Methods and Devices for Isolating Embryonic Stem Cells	30-Dec-12	Michael Cohen	Pending
Xiangcan Zhan
Michael J. Shamblott
Proteonomix, Inc. and The Johns Hopkins University
Compositions and Methods for Mobilization of Stem Cells
2	US utility	13/411,265	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
3	Provisional	61/664,540	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	26-Jun-12	Michael Cohen Ian K. McNiece	Pending
4	PCT	PCT/US2012/027549	Technology: UMK 121 Assigned: Thor BioPharma	Compositions and Methods for Mobilization of Stem Cells	2-Mar-12	Michael Cohen Ian K. McNiece	Pending
Method for cultivating ES cells with feeder layer of umbilical cord stem cells or medium of secreted proteins from umbilical cord stem cells
5	US utility	12/996,557	Technology: Expansion Assigned: Proteonomix, Inc. 30	Compositions and Methods for Growing Embryonic Stem Cells	6-Dec-10		Pending
Michael J. Shamblott
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Method for cultivating ES cells in medium of secreted proteins from EG cell derivatives (LEVC or SCDC cells)
6	US continuation	13/407,939	Technology: Expansion Assigned: Proteonomix, Inc.	Compositions and Methods for Growing Human Embryonic Stem Cells	29-Feb-12	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
[Note: CEO of National Stem Cell Inc. is John Murry]
Identifying pancreatic endocrine progenitor cells with glycosylated form of prominin-1, CD133, CD133/1 or CD133/2
7	US utility	13/206,320	Technology: Diabetes Assigned: Proteonomix, Inc.	Method for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells From Adult Human Pancreata	9-Aug-11	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
8	Canada	2,668,223	Technology: Diabetes Assigned: Proteonomix, Inc. 31	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	Apr 31, 2009	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
9	China	2.0078E+11	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-Jun-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
10	Europe	7867300.1	Technology: Diabetes Assigned: Proteonomix, Inc.	Methods for Identifying, Isolating, and Utilizing Endocrine Progenitor Cells from Adult Human Pancreata	30-May-09	Michael J. Shamblott	Pending
and
Michael Cohen
Proteonomix, Inc. and The Johns Hopkins University
Skin condition treatment composition of secreted products of EG cell derivatives and topically suitable carrier
11	US utility	12/448,435	Technology: Proteoderm Assigned: Proteoderm	Embryonic Germ Cell Secreted Product Derived Topical Compositions and Methods of Use Thereof	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Skin condition treatment composition of secreted products from umbilical cord stem cells and topically suitable carrier
12	US utility	12/448,458	Technology: Proteoderm Assigned: Proteoderm 32	Umbilical Cord Stem Cell Secreted Product Derived Topical Compositions and Methods of Use	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.

Wound healing compositions of secreted products of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable carrier
13	US utility	12/448,436	Techology: Proteoderm Assigned: Proteoderm	Stem Cell Secreted Product Derived Compositions for Wound Treatment	19-Jun-09	Michael Cohen and	Pending
Jacob Cohen
Proteonomix, Inc.
Wound healing compositions of EG cell derivatives or umbilical cord stem cells in a pharmaceutically-acceptable matrix
14	US utility	12/216,971	Technology: Wound Care Assigned: Proteoderm	Embryonic Cell Compositions for Wound Treatment	14-Jul-08	Michael Cohen and	Application published 1/15/2009 as US 2009/0016999 A1.
						Jacob Cohen	Pending
Proteonomix, Inc.

Preparation and Use of Stromal Cells To Treat Heart Disease
15	US utility	12/899,267	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	6-Oct-10	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
16	Europe	10822615.0	Technology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
17	Canada	PCT/US2010/051651	Technology: StromaCel Assigned: StromaCel 33	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
Ian McNiece
The McNiece Cohen Foundation
18	Australia	2010303469	Techology: StromaCel Assigned: StromaCel	Preparation and Use of Stromal Cells to Treat Cardiac Disease	Apr-12	Michael Cohen	Pending
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

Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

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

Our research, data, and conclusions regarding our cosmeceutical products lack reliability

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

ITEM 2.  PROPERTIES

Principal Offices

The Company leases approximately 3,269 square feet of office space pursuant to the terms of a lease entered into on April 13, 2010, which expired on April 30, 2011, for a monthly lease payment of $5,585. The Company renewed the agreement on a month to month basis until January 31, 2012 when it abandoned that lease and took temporary office space in the offices of one of its directors and General Counsel, Roger Fidler. The space there constituted approximately five hundred square feet and paid to Mr. Fidler, a director of the Company, $500 per month. The Company then moved its offices to 140 East Ridgewood Avenue, Suite 415, Paramus, NJ 07652.  The Company believes that such office space will be sufficient for its needs until its testing proves that one or more of its stem cell therapies is effective. Our telephone number at such address is (855) 467-7682. The Company has signed a lease for one year for the space and pays $2,246 per month for that space. Our telephone number did not change.

ITEM 3.  LEGAL PROCEEDINGS

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

On June 16, 2012, ten of the Company’s fourteen series E Preferred Stock holders sued the Company in the Supreme Court of the State of New York for the County of New York for breach of contract, misrepresentation and indemnification.  The Company will reserve approximately $57,000 for the payment of obligations incurred by the failures to meet certain filing deadlines imposed in the agreements with the disgruntled investors, but will vigorously defend the main allegations of misrepresentation based upon our alleged knowledge of problems with the University of Miami at the time of the sale of the Series E Preferred Stock to which we believe we have meritorious defenses.

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

Cell Therapies – We are developing a diverse array of therapies for major diseases such as cardiac arrest and diabetes. Our first product, StromaCel™ cellular material for post-myocardial infarction patients that we intend to bring to FDA trials in 2012 in conjunction with our new cellular expansion technology.  As of December 31, 2011 the Company has not filed an IND with the FDA for its StromaCel treatment.  The Company intends to raise sufficient funds over the next twelve months (please see “Risk Factors” associated with FDA trials at Page 25) in order to file such application with the FDA and to contract with third party to conduct such study and to retain the services of an IRB for such trial. Pre-clinical studies evidenced sufficient efficacy of similar cells used in StromaCel therapy to continue to pursue the utilization of the cells in a human clinical trial.  The benefit of using the cells to treat post-myocardial infarction is the anti-inflammatory effect of StromaCel on damaged cardiac tissue.

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

In ex vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. Six volunteers from New York, New Jersey and Connecticut were asked to apply the cream twice daily for six weeks on the crow’s feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self-assessment on the product given by panelists through a questionnaire. The studies were conducted during 2008 and 2009.

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

Thor Biopharma, Inc.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer, which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation, 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breaches the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights.

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

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  The Company expected this trial to commence in February, 2012. This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial. We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days. The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

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

Sperm Bank of New York

Reproductive Tissue Storage

The Sperm Bank of NY (“SBNY”) is principally engaged in the processing and cryogenic storage of Sperm. SBNY stores over 2,000 units of Sperm specimens. The specimens are stored in commercially available cryogenic storage units in a third party facility in Mountainside, NJ.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.

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

On January 3, 2011 Ian McNiece joined our Board of Directors.

On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011, the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis reflects the consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

Fiscal 2011 as Compared with Fiscal 2010

2011	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$26,004	$ -	$-	$26,004
Cost of sales	$ -	$ -	($513)	$ -	$ -	($513)
Gross profit (loss)	$ -	$ -	$26,517	$ -	$ -	$26,517
Operating expenses	$897,685	$-	$58,978	$ -	$340,189	$1,296,852
Depreciation and amortization	$36,868	$ -	$ -	$ -	$ -	$36,868
Other income (expense)	($70,993)	($3,710)	$ -	($150)	($1,790)	($76,643)
Net income (loss)	$(1,005,546)	($3,710)	($32,461)	($150)	($341,979)	($1,383,846)
(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.

2010	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$83,321	$ -	$ -	$83.321
Cost of sales	$ -	$ -	$15,850	$ -	$ -	$15,850
Gross profit	$ -	$ -	$67,471	$ -	$ -	$67,471
Operating expenses	$3,079,890	$23,282	$105,357	$5,000	$287,137	$3,500,666
Depreciation and amortization	$17,814	$ -	$ -	$ -	$ -	$17,814
Other income (expense)	($19,026)	$ -	$ -	$ -	$ -	($19,026)
Net income (loss)	($3,116,730)	($23,282)	($37,886)	($5,000)	($287,137)	($3,470,035)
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

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees decreased for the year ended December 31, 2011 versus the same period last year by $1,650,792 (79.0%) due to: a decrease in the issuance of stock for services rendered during the year and a decrease in the accrued stock liability and a decrease in legal fees.

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

Travel expense for the year ended December 31, 2011 of $14,394 compared to the same period for 2010 of $66,356, or a decrease of $51,962 (78.3%).

Miscellaneous expense decreased by $276,884 (96.8%) to $9,105 for the year ended December 31, 2011, as compared to $285,989 for the same period in 2010. The decrease was due to the Company’s lack of cash flow.

Depreciation expense in our operating expenses for the year ended December 31, 2011of $36,868compared to the same period for 2010 of $17,814 increased as a result of the amortization of the license and the patents.

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

Net Loss and Net Loss per Share.Net loss for the year ended December 31, 2011 was $1,383,846, compared to $3,470,035 for the same period in 2010, for a decreased net loss of $2,086,189 (61%). Net loss per share for the year ended December 31, 2011 was $0.21 compared to $0.75 in the same period for 2010, based on the weighted average shares outstanding of 6,545,182 and 4,629,862, respectively. The decreased net loss for the year ended December 31, 2011 compared to the same period in 2010 arose from the following: (i) decreased net revenue of $57,317, (ii) decreased cost of sales of $16,363, (iii) decreased salary and benefit costs of $133,515, (iv) decreased professional fees of $1,650,792, (v) increased research and development costs of $130,746, (vi) a decrease in insurance costs of $21,171, (vii) decreased travel and entertainment costs of $51,962, (viii) a decrease in miscellaneous costs of $276,884, (ix) a decrease in rent expense of $16,676, and (x) an increase in other net non-operating income and expense of $57,617.

As of December 31, 2011, the Company has a contingent liability to issue an aggregate of 12,112,498 shares of its common stock upon the exercise and conversion of all outstanding warrants, options and shares of Preferred Stock.  The Company has reserved this number of shares from our authorized capital stock pending these conversions.

Status of our Research and Development Projects

UMK-121

UMK-121 is a stem cell related drug therapy that relies upon the mobilization of bone marrow stem cells and is a proprietary technology based upon existing FDA approved drugs.  The objective is to create a treatment based upon the drug combination to extend the life of patients with end stage liver disease.  Currently we are seeking a facility to replace the University of Miami in order to conduct a Phase I clinical trial based upon the NDA recently filed with the FDA. The costs incurred in the research and development of UMK-121 for the years ended December 31, 2010 and 2011, were $0 and $141,486, respectively, and for the six months June 30, 2012, the costs incurred were $89,313.The steps necessary to complete the project are Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page 25 of this Amendment.  We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days.

StromaCel

StromaCel intends to develop therapies using stromal cells, which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel’s goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.  The objective is to create a treatment based upon the stromal cells that will reduce inflammation and improve cardiac function in patients who are suffering or have suffered a myocardial infarction.  Currently we are developing the cellular technology and intend to continue the development when we identify a new facility to conduct our ongoing research and development on this project to replace the University of Miami, which terminated its relationship with us in April, 2012.  The costs incurred in the research and development of StromaCel for the years ended December 31, 2010 and 2011, were $282,080 and $376,675, respectively, and for the six months June 30, 2012, the costs incurred were $289,923. The steps necessary to complete the project are Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page 25 of this Amendment.  It is highly likely that the Company will not have sufficient funds to bring this project to FDA approval and thus we will have to raise additional capital to complete the project.  We are unable to state with any degree of confidence when a filing with the FDA will occur, when such application would be approved, or when any particular testing phase will be either commenced or completed.

Cord Blood

The Cord Blood expansion technology looks to create a cellular platform for the expansion of stem cells from the cord blood and create improved Cryopreservation systems for Cord Blood. The project has been “on hold” since 2011 due to lack of sufficient funds. The costs incurred in the research and development of the cord blood expansion for the year ended December 31, 2010 was $24,000. For the six months June 30, 2012, the costs incurred were $0. The steps necessary to complete the project will be pre-clinical testing, Phase I, Phase II and Phase III clinical trials aimed toward obtaining FDA approval.  The risks associated with completing development are set forth in the Risk Factors at Page 25 of this Amendment.  It is highly likely that the Company will not have sufficient funds to bring this project to FDA approval and thus we will have to raise additional capital to complete the project.  We are unable to state with any degree of confidence when a filing with the FDA will occur, or when any particular testing phase will be either commenced or completed.

Cosmeceuticals

Our cosmeceutical project is based on patent applications of our stem cell derived proteins Matrix NC-138™ (“NC138") technology. The objective is to create a series of cosmeceutical products for sale. We received our INCI nomenclature in 2011.  We are presently seeking a facility to manufacture NC-138 because of the termination of agreements at the University of Miami.. The costs incurred in the research and development of our cosmeceutical products for the years ended December 31, 2010 and 2011, were $31,277 and $12,486, respectively, and for the six months June 30, 2012, the costs incurred were $77,312. The steps necessary to complete the project are obtaining a source for NC-138, establishing a relationship with a cosmetic manufacture and packaging manufacturer. Finally, one or more sources of distribution will be required.  The risks associated with completing development are set forth in the Risk Factors at Page ___ of this Amendment.  Due to the delay caused by the termination of the agreement with the University of Miami the Company anticipates that the cosmeceutical products will be ready sometime in the fourth quarter of 2012. It is highly likely that the Company has sufficient funding to bring the cosmeceutical line to market.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Proteonomix, Inc. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended).

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

64

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

Michael Cohen

47

President, Chief Executive Officer,

Chairman, Board of Directors,

Chief Operating Officer

Thomas P. Monahan

Chief Financial Officer

Roger Fidler

61

Director, Treasurer

Steven Byle

44

Director, Chief Technology Officer

Ian McNiece, PhD

54

Vice-President, Scientific

Development, Chief Scientific

Officer, Director

Jason Isaacs

40

Secretary

The directors will serve until the next annual meeting of shareholders, presently scheduled for June 22, 2013, or until their successors are elected and qualified.  Our officers serve until their contracts expire or are terminated by action of our Board of Directors.

Michael Cohen, President, Chief Executive, Chairman of the Board.

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

Ian McNiece, Vice President, Scientific Development, Chief Scientific Officer and Director

Dr. McNiece, has served as Vice-President for Scientific Development and Chief Scientific Officer since November 11, 2009 and as a Director since December 7, 2010.   He received his PhD in 1986 from the University of Melbourne undertaking his thesis work in studies of blood cell development at the Peter MacCallum Cancer Institute in Melbourne, Australia. He moved to the United States in July, 1986 to the University of Virginia as a postdoctoral fellow. In August, 1997 he was employed by Amgen Inc., as a Research Scientist and then as a Laboratory Head. In September 1998, he left Amgen and moved to the University of Colorado as the Director of Research in the Bone Marrow Transplant Program. Subsequently, he joined JHU as a Professor of Oncology and Laboratory Director of the Graft Engineering Laboratory from January 2003 to May 2007. This laboratory is responsible for all processing of bone marrow, peripheral blood progenitor cell (PBPC) products and cord blood products for transplantation of cancer patients. He was actively involved in optimization of cellular grafts for patient treatment and the translation of basic research to clinical treatment. In July, 2007 he joined the Stem Cell Institute at University of Miami as Director of the Experimental and Clinical Cell-Based Therapies and is presently Professor of Medicine at University of Miami. Dr. McNiece on January 2, 2007 became a member of the Scientific Advisory Board and Chief Scientific Officer and on November 11, 2009 he also became Vice-President of Scientific Development.

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

Thomas Monahan, Chief Financial Officer

Thomas Monahan has been President of the Company from its inception to present. Mr. Monahan is a retired Certified Public Accountant who was in public practice as a sole practitioner from 1986 through December 2005. During this time, an injury to both of his legs and an extensive hospital and rehabilitation period no longer permitted him to meet the travel requirements of his engagements. On December 19, 2005, the New Jersey State Board of Accountancy entered a Consent Order whereby Mr. Monahan voluntarily agreed not to renew his license to practice accountancy in the State of New Jersey and to surrender his license, which expired December 31, 2005. The action arose because Mr. Monahan did not respond to an ethics inquiry by the American Institute of Certified Public Accountants. The failure to respond was due initially to Mr. Monahan’s prolonged hospital stay, caused by an accident and his failure to receive the notice mailed to his vacated residence during the hospital stay. Subsequently, Mr. Monahan had no interest in pursuing public accountancy due to his physical disability and thus did not bother to respond to the inquiry. No further action was taken by either the American Institute of Certified Public Accountants or the New Jersey State Board of Accountancy with respect to the underlying ethics inquiry that had been pending for many years concerning Mr. Monahan’s involvement in the audit of Searex, Inc., a private company because Mr. Monahan decided not to renew his license to practice accounting in 2006.

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

 Elements of Compensation

The principal elements of our compensation package are as follows, although we have not provided cash based compensation other than for base salary. We may consider in the future other cash based compensation once we become able to do so

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

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned or awarded to our CEO, President, CFO and other named executive officers during each of the two fiscal years ended December 31, 2011:

Summary Compensation Table Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total($)
Michael Cohen President, CEO, CFO (1)	2010	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500
	2011	$250,000	$75,000	$-0-	$-0-	$ -0-	$-0-	$40,000	$365,500

Ian McNiece Vice President (2)	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-

Steven Byle Chief Technical Officer, Director (3)	2010	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$ -0-	$-0-	$-0-	$-0-
Roger Fidler Director(4)	2010	$75,000	$-0-	$177,500	-0-	$ -0-	$-0-	$-0-	$252,500
	2011	$-0-	$-0-	$23,750	-0-	$ -0-	$-0-	$-0-	$23,750
Jason Isaacs	2011	$-0-	$-0-	$2,308	-0-	$-0-	$-0-	$-0-	$2,308
Secretary

Robert Kohn CFO(5)	2010	$-0-	$-0-	$-0-	$-0- 69	$ -0-	$-0-	$-0-	$-0-

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

In addition, Mr. Cohen is entitled to the issuance of 50,000 shares of common stock upon the filing of patent applications naming him as investigator or inventor, which are assigned to the Company, and the granting of patents which are assigned to the Company. To date, Mr. Cohen has received 50,000 Series C Preferred Shares (jointly with Jacob Cohen) for the assignment of patent rights and applications to the Company which shares were transferred to the JSM Family Trust. Mr. Cohen is also entitled to use of a cars leased by us for not more than $1,250 per month and reimbursement of related expenses. Mr. Cohen also receives a benefits package including health insurance, vision, dental, and life insurance. In addition, pursuant to his employment agreement, Mr. Cohen is entitled to reimbursement for all medical and dental expenses for himself and his immediate family which are not covered by insurance. The agreement is for a term of five years from July 1, 2009, and automatically renews for additional five-year periods unless terminated by the Company or Mr. Cohen by written notice given 90 days prior to the expiration of the agreement. The agreement may also be terminated by us for “cause," or by Mr. Cohen for “good reason," as such terms are defined in the agreement. Upon termination, Mr. Cohen will be entitled to 36 months’ salary, and benefits, including health insurance, and options, if any are issued, which have not vested at the time of termination. Upon the death of Mr. Cohen while the agreement is in effect, the thirty-six months’ continuation of compensation and benefits shall be paid to the JSM Family Trust, and his immediate family will remain covered by the Company’s health insurance plan.

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

The Company entered into consulting agreements with our officers Michael Cohen and Kenneth Steiner, M.D in 2005 and 2008, respectively. Mr. Steiner was not renewed on September 1, 2010. (See Item 11 – Executive Compensation)

In July, 2009, Michael Cohen and Jacob Cohen, his brother, assigned to the Company all rights to patent applications and all related discoveries, inventions and intellectual property relating to stem cell derived cosmetic and cosmeceutical in exchange for 50,000 shares of Series C Preferred Stock. Of these 50,000 shares of Series C Preferred Stock, each of the Cohen brothers owned 25,000 shares until Jacob transferred all of his shares to the JSM Trust.  We have assigned all such rights to Proteoderm. The two patent applications apply to 1) umbilical cord stem cell derived topical compositions and method of use thereof, and 2) embryonic germ cell secreted product derived topical composition and method of us thereof. As additional consideration for the assignment, Messrs. Cohen will also receive, in the event Proteoderm should become a public company, 20% of the outstanding shares of Proteoderm immediately prior to the filing of a registration statement or reverse merger documents, each brother owning one half of the 20% interest. Proteoderm has entered into preliminary discussions regarding becoming a public traded company.

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

The McNiece Cohen Foundation (“Foundation”) is a Florida based not-for-profit corporation which has as it principal directors and employees Michael Cohen, our President, and Ian McNiece , our Chief Scientific Officer.  The Foundation focuses on research and development which it licenses to the Company upon terms set forth in agreements filed by incorporation by reference. The Company has not donated or given funds to the Foundation for any of its research, but presently owes the Foundation 50,000 shares of our common stock as part of licensing fees.

During 2011, Steven Byle converted $100,000 of debt owed to him into 178,572 shares of the common stock.

Director Compensation

Directors receive no compensation for acting as such. None of our directors are independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

To ensure the independence of Proteonomix’s independent auditor and to comply with applicable securities laws, the Chief Executive Officer and Chief Financial Officer is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by Proteonomix’s independent registered public accountants.

Proteonomix’s independent accountant may not perform any audit, audit-related, or non-audit service for Guardian, subject to those exceptions that may be permitted by applicable law, unless (1) the service has been pre-approved by the Board of Directors, In addition, the custom of the Company prohibits the Board of Directors from pre-approving certain non-audit services that are prohibited from being performed by Proteonomix’s independent accountant by applicable securities laws. The Policy also provides that the Chief Financial Officer will periodically update the Board of Directors as to services provided by the independent auditor. With respect to each such service, the independent registered public accountant provides detailed back-up documentation to the board and the Chief Financial Officer.

The Board of Directors has pre-approved certain categories of services to be performed by the independent registered public accountant and a maximum amount of fees for each category. The Board annually re-assesses these service categories and the associated fees. Individual projects within the approved service categories have been pre-approved only to the extent that the fees for each individual project do not exceed a specified dollar limit, which amount is re-assessed annually. Projects within a pre-approved service category with fees in excess of the specified fee limit for individual projects may not proceed without the specific prior approval of the Chief Financial Officer. In addition, no project within a pre-approved service category will be considered to have been pre-approved by the Board if the project causes the maximum amount of fees for the service category to be exceeded, and the project may only proceed with the prior approval of the Board of Directors to increase the aggregate amount of fees for the service category.

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

Exhibit 10.58 Licensing Agreement with the McNiece Cohen Foundation

Exhibit 10.63 Consulting Agreement between Roger Fidler and Proteonomix, Inc. (5)

Exhibit 10.64 List of Subsidiaries*

Exhibit 10.65 Minutes Approving Conversion of Debt into Securities*

Exhibit 10.66 [Reserved]

Exhibit 10.67 License Agreement with Ian McNiece (6)

Exhibit 10.68 Licensing Agreement with the McNiece Cohen Foundation*

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
10.64 10.65 10.68 31.1

List of Subsidiaries

Minutes Approving Conversion of Debt into Securities

Licensing Agreement with McNiece Cohen Foundation

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)

X X X X
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

PROTEONOMIX, INC.
By: /s/ Michael Cohen Michael Cohen Chief Executive Officer (Principal Executive Officer)	By:/s/ Thoams Monahan Thomas Monahan Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 18, ~~August 27,~~ 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Cohen Michael Cohen	President, Chief Executive Officer, and Director (Principal Executive Officer)	September 18, ~~August 27,~~ 2012
/s/ Steven Byle Steven Byle	Director	September 18, ~~August 27,~~ 2012
/s/ Ian McNiece Ian McNiece	Director	September 18, ~~August 27,~~ 2012
/s/ Roger Fidler Roger Fidler	Director	September 18, ~~August 27,~~ 2012

PROTEONOMIX, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm ……………………..

Consolidated Balance Sheets ……………………………………………………..

Consolidated Statements of Operations ………………………………………..

Consolidated Statement of Stockholders’ Equity (Deficit) …………………….

Consolidated Statement of Cash Flows  ………………………………………..

Notes to Consolidated Financial Statements  …………………………………..

F-7 to F-28

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

PROTEONOMIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
	YEARS ENDED
	DECEMBER 31,
	2011	2010

OPERATING REVENUES
Sales	$ 26,004	$ 83,321

COST OF GOODS SOLD
Inventory – beginning	187,299	192,465
Purchases	3,678	10,684
	190,977	203,149
Inventory – end	(191,490)	(187,299)
Total Cost of Goods Sold	(513)	15,850

GROSS PROFIT	26,517	67,471

OPERATING EXPENSES

Wages and wage related expenses	258,167	391,682
Stock based compensation	-	182,675
Professional, consulting and marketing fees	438,572	2,089,365
Research and development costs	530,647	399,901
Other general and administrative expenses	69,412	436,105
Depreciation and amortization	36,868	17,814
Total Operating Expenses	1,333,666	3,517,542

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,307,149)	(3,450,071)

Interest income (expense), net	(76,643)	(19,026)
Total Other Income (expense)	(76,643)	(19,026)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,383,792)	(3,469,097)
Provision for Income Taxes	(54)	(938)

NET LOSS APPLICABLE TO COMMON SHARES	$ (1,383,846)	$ (3,470,035)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.21)	$ (0.75)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,545,182	4,629,862

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

 Proteonomix licensed from the McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License. Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.

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

(c)

If properly terminated, any existing sublicenses granted by Proteonomix shall remain in effect and shall be automatically assigned by Proteonomix to the Licensor so that such sublicenses shall become direct licenses between the Licensor and the applicable Sublicensees on the terms set forth in the License Agreement; and

(d)

Expiration or termination of the Agreement shall not relieve the Parties of any obligation accruing prior to such expiration or termination. Except as expressly set forth elsewhere in this Agreement, the obligations and the rights of the Parties under provisions dealing with patent protection and infringement, indemnification, warranties and payments incurred prior to termination shall survive expiration or termination of the Agreement

The licensed technology utilizes human Stromal Stem Cells (“SSC”) derived from mesenchymal stem cells, also referred to as MSCs. SSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, SSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give SSCs the potential to treat a wide variety of medical conditions.

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

In January, 2011, Ian McNiece joined the Company’s Board of Directors, and the Company formed Thor BioPharma, Inc. as a wholly owned subsidiary to exploit the Company’s UMK-121 Technology related to stem cells that were licensed during the same month from the McNiece Cohen Foundation.  The management of the Company will divert resources to Thor Biopharma as the need may arise.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation, 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following:  Foundation has the right to terminate the License, upon written notice, in the event the Company breaches the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause.  In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation.  Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation..  Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights. On April 7, 2011, the Company announced that it had filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.

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

On December 29, 2011, The Series A1 and Series C Preferred Stock classes were amended.  The primary effect of the amendment was to protect existing Class A1 and Class C Convertible Preferred Stock conversion rights against dilution in most circumstances, including reverse splits in the common stock and to add conversion to the Series C at a rate of 100 common shares for each share of Series C Preferred Stock converted. Also on December 29, 2011, Proteonomix, Inc. (the “Company”) created a new class of securities; the Class D Preferred Stock The primary terms of the Class D Preferred is that in addition to preferences upon liquidation, the Class D is convertible at a ratio of 10 common shares to 1 converted Class D Preferred share of the Company.  In addition, the Class D conversion rights are protected against dilution in most circumstances, including reverse splits in the common stock.

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