Form 10-Q/A
period 2012-03-31
PROTEONOMIX, INC.
filed 2012-09-20
CIK 1469559

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

140 East Ridgewood Avenue, Suite 415, Paramus, NJ 07652      ~~145 Highview Terrace, Hawthorne, NJ 07506~~

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

 Yes __ No

The number of shares outstanding of the registrant’s common stock, as of May 1 ~~,~~ _, 2012, was 7,885,556.

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

   PROTEONOMIX, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

4

   ITEM 1. FINANCIAL STATEMENTS

10 ~~4~~

   Condensed Consolidated Balance Sheets

10 ~~4~~

   Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

11 ~~5~~

   Condensed Consolidated Statements of Cash Flows

12 ~~6~~

   ~~Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit)~~

~~7~~

   Notes to Condensed Consolidated Financial Statements

13 ~~8~~

   ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

34 ~~26~~

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

53 ~~38~~

    ITEM 4. CONTROLS AND PROCEDURES

53 ~~38~~

PART II.  OTHER INFORMATION

54 ~~39~~

   ITEM 1.

LEGAL PROCEEDINGS

54 ~~39~~

   ITEM 1A.

RISK FACTORS

55 ~~39~~

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

55 ~~40~~

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

55 ~~40~~

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

55 ~~40~~

   ITEM 5.

OTHER INFORMATION

55 ~~40~~

   ITEM 6.

EXHIBITS

56 ~~40~~

   SIGNATURES

57 ~~41~~

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

~~PROTEONOMIX, INC.~~
~~CONDENSED CONSOLIDATED BALANCE SHEETS~~
~~MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011~~

~~ASSETS~~	~~(UNAUDITED)~~
	~~MARCH 31,~~ 	~~DECEMBER 31,~~
	~~2012~~	~~2011~~
~~Current Assets:~~
 ~~Cash and cash equivalents~~	 ~~$ 3,199,455~~ 	 ~~$ 13~~
 ~~Accounts receivable, net~~	 ~~20,763~~ 	 ~~20,763~~
 ~~Inventory~~	 ~~190,905~~ 	 ~~191,490~~
 ~~Prepaid expenses~~	 ~~556,000~~ 	 ~~18,000~~

 ~~Total Current Assets~~	 ~~3,967,123~~ 	 ~~230,266~~

 ~~Fixed assets, net of depreciation~~	 ~~20,773~~ 	 ~~22,779~~

~~Other Assets:~~
 ~~Intangible assets, net of amortization~~	 ~~260,238~~ 	 ~~253,050~~
 ~~Intellectual Property License, net of amortization~~	 ~~2,749,862~~ 	 ~~2,834,909~~

 ~~Total Other Assets~~	 ~~3,010,100~~ 	 ~~3,087,959~~

~~TOTAL ASSETS~~	 ~~$ 6,997,996~~ 	 ~~$ 3,341,004~~

~~LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)~~

~~LIABILITIES~~
~~Current Liabilities:~~
 ~~Obligation to issue common stock~~	 ~~$ 1,104,000~~ 	 ~~$ 1,104,000~~
 ~~Obligation to issue Series D Preferred stock~~	 ~~-~~ 	 ~~201,539~~
 ~~Current portion of notes payable - related parties~~	 ~~692,931~~ 	 ~~828,956~~
 ~~Advance - related parties~~ 	 ~~1,500~~ 	 ~~-~~
 ~~Current portion of convertible note~~	 ~~1,630,506~~ 	 ~~1,548,500~~
 ~~Accounts payable and accrued expenses~~	 ~~3,212,409~~ 	 ~~3,355,605~~

 ~~Total Current Liabilities~~	 ~~6,641,346~~ 	 ~~7,038,600~~

~~Total Liabilities~~	 ~~6,641,346~~ 	 ~~7,038,600~~

~~STOCKHOLDERS’ EQUITY (DEFICIT)~~
 ~~Preferred stock, $.001 Par Value; 10,000,000 shares authorized~~
 ~~Preferred stock Series A - 200,000 shares issued and outstanding~~	 ~~200~~ 	 ~~200~~
 ~~Preferred stock Series B - 6 shares issued and outstanding~~	 ~~-~~ 	 ~~-~~
 ~~Preferred stock Series C - 50,000 shares issued and outstanding~~	 ~~50~~ 	 ~~50~~
 ~~Preferred stock Series D - 344,000 and 0 shares issued and outstanding~~	 ~~344~~ 	 ~~-~~
 ~~Preferred stock Series E - 3,804 and 0 shares issued and outstanding~~	 ~~4~~ 	 ~~-~~
 ~~Common stock, $.001 Par Value; 240,000,000 shares authorized~~
 ~~and 7,885,556 and 7,685,556 shares issued and outstanding~~	 ~~7,886~~ 	 ~~7,686~~
 ~~Additional paid-in capital~~	 ~~23,292,228~~ 	 ~~17,046,337~~
 ~~Accumulated deficit~~	 ~~(22,944,062)~~	 ~~(20,751,869)~~

~~Total Stockholders’ Equity (Deficit)~~	 ~~356,650~~ 	 ~~(3,697,596)~~

~~TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)~~	 ~~$ 6,997,996~~ 	 ~~$ 3,341,004~~

~~4~~

~~PROTEONOMIX, INC.~~
~~CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS~~
~~FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDUTED)~~

~~THREE MONTHS ENDED~~
~~MARCH 31,~~
	~~2012~~	~~2011~~
	~~(UNAUDITED)~~	~~(UNAUDITED)~~
~~OPERATING REVENUES~~
 ~~Sales~~	 ~~$ 2,290~~ 	 ~~$ 8,165~~

~~COST OF GOODS SOLD~~
 ~~Inventory - beginning~~	 ~~191,490~~ 	 ~~187,299~~
 ~~Purchases~~	 ~~-~~ 	 ~~3,287~~
	 ~~191,490~~ 	 ~~190,586~~
 ~~Inventory - end~~	 ~~(190,905)~~	 ~~(187,207)~~
 ~~Total Cost of Goods Sold~~	 ~~585~~ 	 ~~3,379~~

~~GROSS PROFIT~~ 	 ~~1,705~~ 	 ~~4,786~~

~~OPERATING EXPENSES~~

 ~~Wages and wage related expenses~~	 ~~95,279~~ 	 ~~66,087~~
 ~~Stock based compensation~~	 ~~-~~ 	 ~~-~~
 ~~Professional, consulting and marketing fees~~	 ~~1,997,005~~ 	 ~~79,779~~
 ~~Other general and administrative expenses~~	 ~~32,019~~ 	 ~~45,112~~
 ~~Depreciation and amortization~~	 ~~94,582~~ 	 ~~93,905~~
 ~~Total Operating Expenses~~	 ~~2,218,885~~ 	 ~~284,883~~

~~LOSS BEFORE OTHER INCOME (EXPENSE)~~	 ~~(2,217,180)~~	 ~~(280,097)~~

 ~~Forgiveness of payables~~	 ~~43,812~~ 	 ~~-~~
 ~~Interest income (expense), net~~	 ~~(18,825)~~	 ~~(19,373)~~
 ~~Total Other Income (expense)~~	 ~~24,987~~ 	 ~~(19,373)~~

~~NET LOSS BEFORE PROVISION FOR INCOME TAXES~~	 ~~(2,192,193)~~	 ~~(299,470)~~
~~Provision for Income Taxes~~	 ~~-~~ 	 ~~(54)~~

~~NET LOSS APPLICABLE TO COMMON SHARES~~	 ~~$ (2,192,193)~~	 ~~$ (299,524)~~

~~NET LOSS PER BASIC AND DILUTED SHARES~~	 ~~$ (0.28)~~	 ~~$ (0.06)~~

~~WEIGHTED AVERAGE NUMBER OF COMMON~~
 ~~SHARES OUTSTANDING~~	 ~~7,805,886~~ 	 ~~5,365,706~~

~~5~~

~~PROTEONOMIX, INC.~~
 ~~CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS~~
~~FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)~~

~~THREE MONTHS ENDED~~
~~MARCH 31,~~
	~~2012~~	~~2011~~
	~~(UNAUDITED)~~	~~(UNAUDITED)~~
~~CASH FLOWS FROM OPERATING ACTIVITIES~~
 ~~Net loss~~	 ~~$ (2,192,193)~~	 ~~$ (299,524)~~

 ~~Adjustments to reconcile net loss to net cash~~
 ~~used in operating activities:~~
 ~~Depreciation and amortization~~	 ~~94,582~~ 	 ~~93,905~~
 ~~Consulting services rendered for convertible note~~	 ~~82,006~~ 	 ~~-~~
 ~~Common stock issued for consulting services and prepaid expenses~~	 ~~239,500~~ 	 ~~14,600~~
 ~~Preferred warrants issued to placement agent~~	 ~~1,293,509~~ 	 ~~-~~
 ~~Forgiveness of payables~~	 ~~(43,812)~~	 ~~-~~
 ~~Obligation to issue common shares - services~~	 ~~-~~ 	 ~~-~~
 ~~Obligation to issue Series D Preferred shares - services~~	 ~~-~~ 	 ~~-~~

 ~~Changes in assets and liabilities~~
 ~~(Increase) decrease in accounts receivable~~	 ~~-~~ 	 ~~(5,184)~~
 ~~(Increase) decrease in inventory~~	 ~~585~~ 	 ~~92~~
 ~~Decrease in prepaid expenses~~	 ~~122,000~~ 	 ~~-~~
 ~~Increase (decrease) in accounts payable and~~
 ~~and accrued expenses~~	 ~~(99,384)~~	 ~~169,559~~
 ~~Total adjustments~~	 ~~1,688,986~~ 	 ~~272,972~~

 ~~Net cash (used in) operating activities~~	 ~~(503,207)~~	 ~~(26,552)~~

~~CASH FLOWS FROM FINANCING ACTIVITES~~
 ~~Increase in patent fees~~	 ~~(14,717)~~	 ~~(9,560)~~

 ~~Net cash (used in) investing activities~~	 ~~(14,717)~~	 ~~(9,560)~~

~~CASH FLOWS FROM FINANCING ACTIVITES~~
 ~~Proceeds received from private placement~~	 ~~3,751,891~~ 	 ~~-~~
 ~~Proceeds (repayment) from notes payable - related parties~~	 ~~(36,025)~~	 ~~37,019~~
 ~~Advance from related party~~	 ~~1,500~~ 	 ~~-~~

 ~~Net cash provided by financing activities~~	 ~~3,717,366~~ 	 ~~37,019~~

~~NET INCREASE (DECREASE) IN~~
 ~~CASH AND CASH EQUIVALENTS~~	 ~~3,199,442~~ 	 ~~907~~

~~CASH AND CASH EQUIVALENTS -~~
 ~~BEGINNING OF PERIOD~~	 ~~13~~ 	 ~~18~~

~~CASH AND CASH EQUIVALENTS - END OF PERIOD~~	 ~~$ 3,199,455~~ 	 ~~$ 925~~

~~CASH PAID DURING THE YEAR FOR:~~
 ~~Income taxes~~	 ~~$ -~~ 	 ~~$ -~~
 ~~Interest expense~~	 ~~$ -~~ 	 ~~$ -~~

~~SUPPLEMENTAL NONCASH INFORMATION:~~

 ~~Common stock issued for consulting services~~	 ~~$ -~~ 	 ~~$ 14,600~~
 ~~Conversion of notes payable and accrued interest for common stock~~
 ~~and additional paid in capital~~	 ~~$ -~~ 	 ~~$ 450,000~~
 ~~Deferred financing fees recorded for issuance of warrants~~	 ~~$ 256,762~~ 	 ~~$ -~~
 ~~Issuance of Series D Preferred Stock for Obligation to issue Series D Preferred shares~~	 ~~$ 201,539~~ 	 ~~$ -~~
 ~~Issuance of Series D Preferred Stock in conversion of convertible note~~	 ~~$ 100,000~~ 	 ~~$ -~~
 ~~Common stock issued for prepaid consulting services~~	 ~~$ 660,000~~ 	 ~~$ -~~
 ~~Consulting services rendered for convertible note~~	 ~~$ 82,006~~ 	 ~~$ -~~

~~6~~

~~PROTEONOMIX, INC.~~

~~CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)~~

~~FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012~~

                                     ~~Additional   Retained~~

  ~~Preferred Stock A Preferred Stock B  Preferred Stock C  Preferred Stock D  Preferred Stock E      Common Stock     Paid-in       Earnings~~

  ~~Shares    Amount   Shares    Amount   Shares     Amount   Shares    Amount   Shares    Amount       Share    Amount    Capital     (Deficit)  Total~~

~~Balance December      200,000          $200           6                 $ -             50,000           $ 50              -            $  -                  -            $  -      5,161,984  $5,162 $15,919,761 $(19,368,023) $(3,422,850)~~

 ~~31, 2010~~

~~Shares issued for           -            -          -            -               -             -              -              -               -        -        1, 500,000    1,500        590,000                 -              591,500~~

~~Conversion of~~

~~convertible note~~

~~Shares issued for                 -            -          -           -              -             -             -            -            -          -           803,572   804          449,196                    -              450,000~~

~~conversion of note~~

~~payable-related parties~~

~~Shares issued for                 -            -           -            -              -           -           -           -            -             -          220,000      220           87,380                   -                87,600~~

~~services (and~~

~~Prepaid expenses)~~

~~Net loss for the year            -             -          -            -             -             -             -            -              -            -             -          -              -     (1,383,846)      (1,383,846)~~

~~Ended December 31~~

 ~~2011~~

~~Balance December        200,000         200                 6                 -          50,000                 50                  -                 -                  -                -      7,685,556    7,686  17,046,337   (20,751,869) (3,697,596)~~

~~31, 2011~~

~~Series D Preferred          -              -            -            -               -             -        344,000          344                  -                 -               -                -         301,195                   -              301,539~~

~~Shares Issued for~~

~~liability of stock~~

~~To be issued~~

~~Series E Preferred           -             -             -            -               -          -                      -            3,804               4           -            -       (3,751,887 )            -         (3,751,891)~~

 ~~Shares Issued in~~

~~private placement~~

~~Shares of common            -            -            -             -            -           -            -            -             -            -         200,000       200           899,300                -             899,500~~

~~Stock Issued for~~

~~services rendered~~

~~And prepaid services~~

~~Value of preferred            -            -             -             -             -            -             -            -             -           -         -           -       1,293,509              -            1,293,509~~

 ~~warrants Issued in~~

~~private placement~~

~~To placement agent~~

~~Net loss for the three        -          -          -            -            -           -           -           -             -             -          -           -             -      (2,192,193)  (2,192,193)~~

~~Months Ended March~~

~~31, 2012~~

                                            ~~200,000           200              6               -         50,000            50        344,000        344           3,804              4    7,885,556     7,886   23,292,228   (22,944,062)   356,650~~

~~7~~

Balance Sheets (USD $)
	3/31/2012		12/31/2011
Statement of Financial Position
Assets
Cash and cash equivalents	$ 3,199,455		$ 13
Accounts receivable, net	20,763		20,763
Inventory	190,905		191,490
Prepaid expenses	556,000		18,000
Property and equipment, net	20,773		22,779
Intangible assets, net of amortization	260,239		253,050
Intellectual Property License, net of amortization	2,749,862		2,834,909
Total assets {sum}	$ 6,997,997		$ 3,341,004

Liabilities and Stockholders' Deficit
Obligation to issue common stock	$ 1,104,000		$ 1,104,000
Obligation to issue Series D Preferred stock	-		201,539
Derivative liability	1,815,059
Current portion of notes payable - related parties	692,932		828,956
Current portion note payable	1,500
Current portion of convertible note	1,630,506		1,548,500
Accounts payable and accrued expenses	3,212,409		3,355,605
Total liabilities {sum}	8,456,406		7,038,600
Stockholders' deficit
Preferred stock	598	[3,4,5,6,7,8]	250	[3,4,5,6]
Common stock	7,886	[1,2]	7,686
Additional paid in capital	20,545,024		17,046,337
Accumulated deficit	(22,011,917)		(20,751,869)
Total stockholders' deficit {sum}	(1,458,409)		(3,697,596)
Total liabilities and stockholders' deficit {sum}	$ 6,997,997		$ 3,341,004

[1] $.001 par value Authorized, 240,000,000 shares; issued 7,885,556 shares
[2] $.001 par value Authorized, 240,000,000 shares; issued 7,85,556 shares
[3] $.001 par value Authorized 10,000,000 shares:
[4] Series A issued 200,000 shares
[5]Series B issued 6 shares
[6]Series C issued 50,000 shares
[7]Series D issued 344,000
[8]Series E issued 3,804

Income Statement
	01/01/2012 to 3/31/2012	01/01/2011 to 03/31/11
Income Statement
Revenues	$ 2,290	$ 8,165
Cost of goods sold	585	3,379
Gross profit	1,705	4,786
Operating expenses:
Wages and wage related expenses	95,279	66,087
Professional, consulting and marketing fees	1,985,005	67,779
Research and development	121,358	101,755
Other general and administrative expenses	15,237	40,404
Depreciation and amortization	2,003	8,858
Total Operating Expenses	2,218,882	284,883

Loss before other expenses	(2,217,177)	(280,097)
Forgiveness of payables	43,812	-
Fair value adjustment on derivative liability	932,145	-
Interest income (expense), net	(18,825)	(19,373)
Provision for Income Taxes		(54)
Net loss applicable to common shares	$ (1,260,045)	$ (299,524)
Net loss per basic and diluted shares	$ (0.16)	$ (0.06)
Weighted average shares outstanding	7,805,886	5,365,706

Statements of cash flows
	3/31/2012	3/31/2011
Statements of cash flows

Cash flows from operating activities:
Net loss	$ (1,260,048)	$ (299,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,582	93,905
Consulting services rendered for convertible note	82,006	-
Common stock issued for consulting services and prepaid expenses	239,500	14,600
Preferred warrants issued to placement agent	1,293,509	-
Fair value adjustment on derivative liability	(932,145)	-
Debts payable Forginess of payables	(43,812)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	-	(5,184)
(Increase) decrease in inventory	585	92
Decrease in prepaid expenses	122,000	-
Increase in accounts payable and accrued expenses	(99,384)	169,559
Net cash (used in) operating activities {sum}	(503,207)	(26,552)
Cash flows from investing activities:
Patent fees	(14,717)	(9,560)
Net cash (used in) investing activities {sum}	(14,717)	(9,560)
Cash flows from financing activities
Proceeds received from private placement	3,751,891	-
Advance from related party	1,500	-
Proceeds(repayment) from notes payable - related parties	(36,025)	37,019
Net cash provided by financing activities {sum}	3,717,366	37,019
Net decrease in cash and cash equivalents	3,199,442	907
Cash and cash equivalents, beginning of period {starting}	13	18
Cash and cash equivalents, end of period {ending}	$ 3,199,455	$ 925
Supplemental cash flow information:
Income taxes	-	-
Interest expense	-	-
Common stock issued for consulting services	-	14,600
Conv. of notes payable and acc. interest for common stock and apic	-	450,000
Deferred financing fees recorded for issuance of warrants	256,762	-
Issuance of Series D Preferred Stock For Obligation to issue Series D Pref. shares	201,539	-
Issuance of Series D Preferred Stock in conversion of convertible note	100,000	-
Common stock issued for prepaid consulting services	660,000	-

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

~~Azurel, Ltd. was incorporated on June 26, 1995 in the State of Delaware and marketed a line of fragrances. On February 2, 2001, Azurel filed a voluntary petition for protection from creditors under Chapter 11 in the United States Bankruptcy Court for the District of New Jersey, Newark until it was discharged from bankruptcy in December, 2005. Control was changed in September 2006 when Azurel acquired National Stem Cell, Inc. and its subsidiary, The Sperm Bank of New York, Inc. through a share exchange agreement.  In this transaction the common stock was reverse split 1:37. Azurel subsequently changed its name following the acquisition. Then again in August 2008, the Company reverse split its stock 1:10 when the name was changed to Proteonomix, Inc.~~

~~On January 14, 2005, National Stem Cell, Inc. acquired The~~  Sperm Bank of New York ~~, Inc. a company established in 1997 operating as a reproductive cell and tissue bank. National Stem Cell, Inc. acquired The Sperm Bank of New York, from its sole shareholder, for a note payable in the amount of $150,000 and acquired the accounts receivable and inventory valued at $150,000. On January 13, 2006, National Stem Cell Inc. converted the note payable into 21,866 shares of common stock. The acquisition was treated as a purchase transaction.~~

~~On July 8, 2008, the Company formed Proteoderm, Inc. as a wholly-owned subsidiary. Through this subsidiary, the Company produces and synthesizes protein polypeptides and growth hormone secreted by stem cells and incorporates them into uniquely formulated personal care products. Proteoderm, Inc. has generated no revenues since inception.~~

~~On January 5, 2010, the Company formed the Proteonomix Regenerative Translational Medicine Institute, (“PRTMI”), as a wholly-owned subsidiary. PRTMI will focus on the translation of research in stem cell biology and cellular therapy to clinical applications of regenerative medicine.  PRTMI formed PRTMI RD, a company incorporated in the Dominican Republic in February, 2010.~~

~~On February 24, 2010 the Company acquired StromaCel, Inc., a wholly-owned subsidiary for the price of its formation cost on December 24, 2009.  The mission of StromaCel is to develop therapies using stromal cells. Stromal cells are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis.~~

~~8~~ 13

~~On May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.  The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the StromalCel Technology and 1,000,000 stock options exercisable for five years at $3.55 per share vested immediately to Michael Cohen, our President and 90% owner of the Cohen-McNiece Foundation. The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix also received a right of first refusal to license any technology developed by the Foundation.~~

~~Proteonomix has sub-licensed the StromaCel Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the StromaCel Technology. In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation.~~

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). ~~XGen Medical has been established with the intention of conducting business in the global medical marketplace. Proteonomix plans on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical will~~ create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model.   Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical.   In exchange for the investment StromaCel was to provide XGen Medical with the technology to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.

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

~~10~~

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

~~11~~

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

~~12~~

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

$ ( ~~2,192,193~~ 1,260,048)

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

~~13~~

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

~~14~~ 20

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

~~15~~

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

NOTE 7 - LICENSING AGREEMENTS

The John Hopkins University

~~On November 14, 2005, the Company subsidiary, National Stem Cell, Inc. (NSC) entered into an intellectual property licensing agreement with The John Hopkins University (“JHU"). The license agreement relates to certain patents pending and contains royalty payment arrangements as well as funding guarantees.~~

~~Due to certain internal JHU intellectual property timeline issues regarding technology development with NSC and the NSC’s failure to pay fees in connection with the development, JHU discontinued the Company’s research plan and terminated the agreement.~~

~~During 2005 and 2006, $296,250 was recognized as license fees and remained outstanding as of December 31, 2007. During 2008, the Company and JHU negotiated a settlement agreement which was executed on September 24, 2008. The settlement agreement stipulated that should a $10,000 payment be made, the total amount due would be reduced to $190,000. The Company made the payment and the Company recognized $96,250 in forgiveness of the JHU payable. As of September 30, 2010, NSC has $190,000 outstanding, respectively to JHU under the terms of the agreement.~~

~~16~~

During the third and fourth quarters of 2010, ~~NSC~~ , National Stem Cell, Inc. (NSC)  made payments totaling $100,000 towards this obligation. As of March 31, 2012, the total outstanding liability is $90,000. However, NSC is currently in default on the John Hopkins obligation and on June 17, 2011 JHU obtained judgment by consent and JHU has not yet commenced collection activity.  NSC plans to continue paying this obligation if and when funded.

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

~~17~~

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

~~18~~

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

20

NOTE 9 -STOCKHOLDERS’ EQUITY (DEFICIT)

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

~~19~~

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

~~20~~ 27

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

~~21~~

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

~~22~~

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

~~23~~

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

.

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

~~24~~ 32

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

Operating segment data for the three months ended March 31, 2012 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$ -	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2, ~~124,303~~ 218,882	$-	$-	$-	$-	$2, ~~124,303~~ 218,882
Depreciation and amortization	$9,535	$ -	$ -	$ -	$85,047	$94,582
Other income (expense)	$ ~~26,395~~ 958,540	($925)	$ -	($37)	($446)	$ ~~24,987~~ 957,132
Net income (loss)	($ ~~2,107,443~~ 1,175,295)	($925)	$1,705	($37)	($85,493)	($ ~~2,192,193~~ 1,260,045)
Segment assets	$4,034,953	$1,500	$211,681	$-	$2,749,862	$6,997,996
Fixed Assets, net of depreciation	$20,773	$ -	$ -	$ -	$ -	$20,773

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the three months ended March 31, 2011 is as follows:

	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$ -	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$170,938	$-	$20,094	$-	$-	$191,032
Depreciation and amortization	$8,858	$ -	$ -	$ -	$85,047	$93,905
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	($197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
Segment assets	$275,069	$-	$208,695	$-	$3,090,051	$3,573,815
Fixed Assets, net of depreciation	$29,641	$ -	$ -	$ -	$ -	$29,641

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

33

(2)

~~25~~

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

~~26~~

Company Overview

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

Cosmeceuticals – We have developed a range of anti-aging ~~and wound care~~  products, ~~that~~ which we intend to manufacture, market and sell through our Proteoderm subsidiary based on a stem cell secreted matrix of proteins that stimulate collagen.

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

Pharmacological – Our first pharmacological product, currently named UMK 121, provides for the in vivo mobilization of specific bone marrow cells. The pre-clinical studies were conducted in rodents and a large animal model to confirm the potential of the UMK-121 technology to mobilize Stromal Stem Cells (“SSCs”) into the peripheral blood of animals, thereby making the SSCs available for therapeutic uses. The Company has created a wholly owned subsidiary, Thor Biopharma Inc. (“THOR”) to develop and commercialize the UMK 121. ~~On April 10, 2012,~~ THOR had negotiated an agreement with the University of Miami on a human clinical trial of UMK-121, but this trial was terminated ~~the Research Agreement between~~  by the University ~~and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company w as  returned.~~ in April, 2012. The Company is ~~currently interviewing other institutions~~ continuing to seek a new facility to conduct ~~this~~ the trial.

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

Proteoderm has developed an anti-aging kit consisting of a day cream, night cream, cleanser, ~~exfoliant~~ exfoliator and under eye cream under the brand name “Matrix NC-138."

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

~~27~~

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

In ex vivo studies using an emulsion containing 3% Matrix NC-138™ on where volunteers against a placebo in a half-face double blind study were reviewed. ~~Volunteers~~ Six volunteers from New York, New Jersey and Connecticut were asked to apply the cream twice daily for six weeks on the ~~crow~~ crow’s feet area. Several parameters were analyzed after six weeks: skin profile, skin hydration and a self -assessment on the product given by panelists through a questionnaire. The studies were conducted during 2008 and 2009.

On the basis of ~~in~~ the ex vivo studies, we believe that our cosmeceutical refines skin texture and gives suppleness to the skin thus contributing to a youthful look. We believe this from a totally subjective consideration of the aesthetic appearance of the subjects. However, the research, data and conclusions regarding our cosmeceutical have not been independently verified and the merits of our claims have not been subject to independent evaluation by experts in the cosmeceutical field. The results of our efficacy tests have based on observations of   and have not yet been replicated. In addition, there are no established standards for test procedures, methodology or documentation by which companies marketing cosmeceuticals must adhere before making claims about their products' efficacy.

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

The Cosmetic Ingredient Review (“CIR") Expert Panel is an independent, nonprofit panel of scientists and physicians established in 1976 to assess the safety of ingredients used in cosmetics in the U.S. with the support of the U.S. Food and Drug Administration and the Consumer Federation of America in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. The CIR is now an independent organization, the mission of which is to review and assess the safety of ingredients used in cosmetics in an open, unbiased, and expert manner, and to publish the results in the peer-reviewed scientific literature. Although funded by the PCPC, CIR and the review process are independent from the Council and the cosmetics industry. General policy and direction are given by a six member Steering Committee chaired by the President and CEO of the PCPC, with a dermatologist representing the American Academy of Dermatology, a toxicologist representing the Society of Toxicology, a consumer representative representing the Consumer Federation of America, an industry scientist (the current chair of the PCPC CIR Committee), and the PCPC Executive Vice President for Science ~~.~~

We filed an application to the CIR for our proprietary Matrix NC-138 and it was recently approved. All other ingredients are on the approved list. These ingredients include water, a sun block, oils, thickening agents, moisturizers and fragrances. The approved list of cosmetic ingredients may be found at http://www.cir-safety.org/staff_files/pdf4.pdf.

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

~~28~~

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

The Panel may make one of four basic decisions regarding an ingredient:

•

 Safe ingredients . Ingredients safe in the practices of use (product categories) and concentrations of use for each product category as documented in the safety assessment.

•

 Unsafe ingredients ~~.~~   These are ingredients with specific adverse effects that make them unsuitable for use in cosmetics.

•

 Safe ingredients, with qualifications.   The Panel may reach the conclusion that an ingredient can be used safely, but only under certain conditions. Qualifications frequently relate to maximum concentration, but may also address rinse-off versus leave-on uses and other restrictions.

•

 Ingredients for which the data are insufficient.   If the Panel reaches an insufficient data conclusion, it does not state whether the ingredient is safe or unsafe. The Panel is, however, describing a situation in which the available data do not support safety. The specific data that would allow the Panel to complete its assessment always are identified.

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

• study protocol (design of the Study);

• patient logs; and

• patient assessment forms.

Competition

While we are unaware of any companies that have cosmeceutical technologies similar to the ones we have developed, there are a substantial number of companies are offering anti-aging cosmetics. Many physicians offer Botox and laser therapies. ~~None of them includes a protein such as our patent pending protein, NC-138, which occurs in women during pregnancy.~~  Pending the outcome of further testing of our cosmeceutical, we are not claiming that our cosmeceutical has more advantageous anti-aging properties than other products. Many companies claim to offer “stem-cell related” products but ~~we believe~~ none that ~~none~~ we are aware of have obtained CIR INCI name as a new compound.

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

Thor Biopharma, Inc.

On January 3, 2011 the Company formed a new subsidiary, Thor BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The ~~Cohen~~  McNiece Cohen Foundation, Inc. (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs.  ~~(the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs.~~  The License imposes no upfront costs on the Issuer, which will sublicense UMK-121 to its wholly owned subsidiary Thor BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent requiring payment to the Foundation of 50,000 shares of the Company’s common or $100,000 at the option of the Foundation, 2) completion of Phase III trials requiring payment of $200,000 to the Foundation and 3) commercialization which will require the payment of a 3% royalty on net sales. This License may be terminated for any of the following: Foundation has the right to terminate the License, upon written notice, in the event the Company breaches the obligation to pay the above described payments due upon issuance of a patent or the $200,000 due upon completion of a Phase III trial, but the Company has thirty (30) days to cure a breach of non-payment upon notice; or in the event of breach by the Company of any obligation to pay the 3% royalties or if assigned 3% of all payments received by the Company from the assignee; or in the event of any other breach by either Party, the Parties shall have all ordinary recourse to the legal system to enforce this agreement; or the Company has the right to terminate this Agreement by providing ninety (90) days written notice of its intent to terminate this Agreement to Foundation with or without cause. In the event of termination, such termination shall be without prejudice to Foundation's right to recover all amounts accruing to the Foundation prior to such termination and cancellation. Except as otherwise provided, should this Agreement be terminated for any reason, the Company shall have no rights, express or implied, under any patent property which is the subject matter of this Agreement, nor have the right to recover any royalties paid to the Foundation.. Upon termination, the Company shall have the right to dispose of Licensed Products then in its possession and to complete existing contracts for such products, so long as contracts are completed within six (6) months from the date of termination, subject to the payment of royalties to the Foundation. The term of the License commences upon the Effective Date of the Agreement and continue until the expiration, worldwide, of all of the Patent Rights.

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

~~29~~ 39

The Company and the University of Miami entered into a contract toward the end of 2011 to conduct a human clinical trial of UMK-121 on End Stage Liver Disease patients.  ~~On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial.~~ The Company expected this trial to commence in February, 2012. This trial was terminated by the University in April, 2012. The Company is continuing to seek a new facility to conduct the trial. We received notice of FDA permission to commence trial of our UMK-121 on or about August 7, 2012 and we hope to begin our trials within the next sixty (60) days. The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the ~~Cohen-~~ McNiece Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.   The McNiece Cohen ~~-McNiece~~ Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered ~~myocardial infarctions.~~   infarctions. The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 five year, immediately vested stock options at $3.55 per share to Michael Cohen, the Company’s president ~~.~~   and 50% owner of the Foundation. The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation.

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

Cord Blood Model

We have developed a Cord Blood expansion technology and combined it with an improved Cryopreservation system. These technologies may make it possible to change the standard model for Cord Blood Banking. Under our model, Umbilical Cord Blood banking will become a free service to patients and we will increase the donor supply to eliminate shortages. Once we can complete our trials (pre clinical and FDA), we will use our expansion and cryopreservation system to increase the number of usable cells in a donated cord blood unit; and offer a free service to process, cryopreserve and bank one dose per patient for the patient’s lifetime. The patient must, however, agree to donate all additional doses to transplant patients and parents are given an opportunity to protect their child (patient). At this time the ~~Company may~~ company does not believe that it will pursue the development of its Cord Blood Banking Model.

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

~~30~~ 41

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

~~In an effort to place different technologies and therapies in different subsidiaries,~~ Stromacel, Inc. ~~("StromaCel") was registered as a Florida corporation on December 24, 2009 by our President and CEO, Michael Cohen, for $168.   In February, 2010 we acquired all of StromaCel’s authorized shares at cost for $168 and StromaCel became a subsidiary of the Company.~~

We formed Proteonomix Regenerative Translational Medicine Institute, Inc. ("PRTMI") as a Florida corporation on January 5, 2010 and PRTMI RD, SRL incorporated under the laws of the Dominican Republic in February, 2010 as a subsidiary of PRTMI. PRTMI will focus on the translation of promising research in stem cell biology and cellular therapy to clinical applications of regenerative medicine. At present, the PRTMI subsidiary does not have any assets, including technology licenses. We cannot guarantee if and when it will become operational.

~~StromaCel intends to develop therapies using stromal cells which are key components of tissues and provide critical cytokines and growth factors as well as the cellular microenvironment for normal homeostasis. A cytokine is a small protein released by cells that affects the interactions and communications between cells and the behavior of cells. A growth factor is a naturally occurring substance capable of stimulating cellular growth, proliferation and differentiation. Homeostasis is a self-regulating process by which a biological system maintains stability while adjusting to changing conditions. Stromal cells provide a niche proliferation environment for stem cells. StromaCel's goal is to study the basic cellular properties of stromal cells and to identify the utility of cellular and protein derivatives in disease repair.~~

~~With the above in mind, on May 4, 2010, Proteonomix licensed from the Cohen-McNiece Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The Cohen-McNiece Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered  myocardial infarctions.   The Technology was licensed in exchange for a 2% royalty on gross revenue derived from use of the Technology and 1,000,000 stock options at $3.55 per share to Michael Cohen, the Company’s president.  The 2% royalty will be used by the Foundation to do further research into stem cell applications. Proteonomix received a right of first refusal to license any technology developed by the Foundation. Proteonomix has sub-licensed the Technology to StromaCel for a 2% royalty, but Proteonomix will remain responsible for all costs associated with patent prosecution for the Technology.  In the event of bankruptcy, the rights to the Technology granted by the license revert to the Foundation. On February 1, 2011 the Company announced that it has filed an additional patent on the StromaCel technology that was intended to improve the Company's patent position on StromaCel with respect to a newly developed breakthrough method of stem cell expansion.~~

~~31~~

~~On June 1, 2010, Proteonomix began to concentrate its Research and Development resources on the development of StromaCel in order to further develop its portfolio of  intellectual properties and global partnerships .~~

~~On May 24, 2010, Proteonomix launched its retail web site,  www.proteoderm.com , and began accepting pre-orders for its anti-aging line of skin care products. Proteoderm contains  Matrix NC-138  an anti-aging bioactive ingredient, developed by Proteonomix Inc. Matrix NC-138 is the first product in the Company's pipeline that was a result of the Company's R & D program stem cell and collagen growth. The Company does not anticipate filling orders until the last quarter of 2012.~~

~~On May 28, 2010, Proteonomix completed the development of a new formulation of Proteoderm. The new formulation will only be available at licensed health professionals' offices. The new product, Proteoderm PS (physician strength) is designed to provide a  specific dosage of the active ingredient Matrix NC-138 , to the patient depending on the patient's skin type and genomic analysis.~~

~~This should  enable the professional to emphasize the use of information about an individual patient to select or optimize that patient's preventative and therapeutic care for their skin.~~

~~On June 1, 2010 Proteonomix retained Wolfe Axelrod Weinberger Associates (“WAW”), an investor relations agency for one year.  WAW is to receive $7,500 a month and options to purchase 75,000 shares at a purchase price of $5.00 per share, which vest ratably over the 12 month contract commencing July 1, 2010.  The Company has a right to terminate the agreement after three months including all fees and stock options.  The maximum stock options to be issued, if terminated, would be 18,750 shares. The Company has expensed $30,000 through December 31, 2010, and issued 10,000 shares of stock in October 2010 to cover 2 additional months of service through November 30, 2010. The Company has not utilized the services subsequent to November 30, 2010 and terminated this agreement at that time. There is currently $15,000 due to Wolfe, Axelrod and Weinberger as of March 31, 2011. The Company has expensed in stock-based compensation 37,500 options at a value of $72,507.~~

~~On June 15, 2010 Proteonomix retained Logoform AG, to provide marketing, investor relations and capital raising services for Proteonomix for three months.  Logoform AG received 100,000 stock options @ $5.00 per share exercisable until June 15, 2011, ratably over twelve months commencing July 15, 2010. The Company has expensed 49,998 options through December 31, 2010 as stock-based compensation in accordance with the terms of the agreement. There will be no additional options granted subsequent to December 31, 2010 as the contract has been terminated. The value of the options was $96,673 for the year ended December 31, 2010 relating to these options. Logoform AG also received 50,000 shares of Proteonomix freely tradable, duly authorized and validly issued shares to be paid by a third party on behalf of the Company.  Logoform AG will also receive a four percent finder’s fee for equity or debt raised up to $3,000,000.~~

~~On June 16, 2010 Proteonomix shares began to trade on the OTC Bulletin Board under the symbol PROT.~~

~~On January 3, 2011 Ian McNiece joined our Board of Directors.~~

~~On January 3, 2011 the Company formed a new subsidiary, THOR BioPharma, Inc., in order to provide an entry into the pharmaceutical market. On March 2, 2011, The Company entered into an agreement with The Cohen McNiece Foundation, Inc.~~ XGen Medical LLC

On August 6, 2010 the Company formed a new subsidiary XGen Medical LLC, a Nevis Islands entity (“XGen Medical” or “XGen”). XGen Medical was established with the intention of conducting business in the global medical marketplace. Proteonomix planed on utilizing XGen Medical to serve as a platform for joint ventures with medical facilities worldwide. It was anticipated that new relationships formed with XGen Medical would create medical facilities capable of not just attracting treatments locally, but also acting as hubs for medical tourism. The establishment of a separate subsidiary, XGen Medical LLC., was useful in order to allow Proteonomix to properly enter global markets with the intention of soliciting business through our proprietary PRTMI model. Under an agreement, two investors were responsible for investing $5,000,000 into XGen Medical in exchange for a 49% interest in XGen Medical. In exchange for the investment StromaCel was to provide XGen Medical with the technology to practice the cardiac treatment utilizing the technology, and Proteoderm granted distribution rights to cosmeceuticals containing the proprietary stromal cell cosmetic technology in the GCC countries. Due to a default by one of the investors, the remaining investor has indicated that payments toward satisfaction of the contract will be made. To the date of this filing no such payments have been made. The Company plans on litigating to the fullest extent of the law to collect this investment along with any penalties incurred in the default. The negotiations with the second investor failed and the counterparties to the XGen Medical Agreements breached their contract responsibilities. We have assumed one hundred percent (100%) ownership of XGen Medical and are contemplating legal actions against both Patrizio Shawal Pilati and Valentina Earp-Jones, the counterparties to the XGen Medical Agreement. The minority shareholders that are in default will be pursued by all legal means.

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

 (the "Foundation"), a Florida not-for-profit corporation, to exclusively develop and license the Foundation's UMK-121 Mobilization of Bone marrow Stem Cell technology ("UMK-121") which is a proprietary technology based upon existing FDA approved drugs. ~~The License imposes no upfront costs on the Issuer which will sublicense UMK-121 to its wholly owned subsidiary THOR BioPharma. The Issuer is required to make milestone payments to the Foundation upon 1) the issuance of a patent, 2) completion of Phase III trials and 3) commercialization which will require the payment of a 3% royalty on net sales. On April 7, 2011, the Company announced that it filed a provisional patent application in anticipation of commencement of its initial clinical trial of a drug combination thought to extend life expectancy for a class of terminally ill patients awaiting liver transplants. The Company, based upon its exclusive license agreement to develop Mobilization of Bone Marrow Stem Cells Technology (UMK-121), filed a patent application in April 2011, covering mobilization of non-hematopoietic stem cells for applications in regenerative medicine.~~

~~On June 16, 2011, the Company announced that it had engaged the services of Bedminster Financial Group, Ltd. to provide investment banking services for the Company with a view to finding joint venture partners and/or strategic investments into one or more of its subsidiaries in order to advance the scientific and commercial development of the subsidiaries and the technologies possessed by the subsidiaries.~~

~~On September 6, 2011, the Company announced that Michael Cohen, Chief Executive Officer of Proteonomix and Ian McNiece, the Company’s Chief Scientific Officer had met with the team at Gilford Securities, the Company’s Investment Banker at that time, and Aegis Capital.  Mr. Cohen and Dr. McNiece updated them on the development of the Company’s technology and the Company’s technical position in several different areas of research and development.~~

~~32~~ 46

~~On October 17, 2011, the Company announced that it has decided to examine the possibility of licensing its stem cell diabetes related technology to another company in light of continued progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease.~~

~~On October 19, 2011, the Company announced that it intends to move forward with the testing of its StromaCel technology through its PRTMI subsidiary or its affiliates.  The Company decided to examine the possibility of testing its cardiac stem cell treatment offshore in light of the progress toward its trial of UMK-121, its stem cell treatment for patients awaiting liver transplant to overcome End Stage Liver Disease, in the United States.~~

~~On November 11, 2011, the Company announced that that the Cosmetic Ingredients Review Board (“CIR”) had approved and assigned an INCI nomenclature to its innovative Matrix NC-138 Cosmeceutical product, a necessary final step prior to manufacturing and commercialization of cosmetic products in the United States.~~

~~On November 15, 2011, the Company entered into an agreement with the University of Miami, to conduct a FDA human clinical trial, in patients afflicted with End Stage Liver Disease, of the Issuer’s UMK-121 Biopharmaceutical Stem Cell Technology which is a proprietary technology based upon existing FDA approved drugs.  The Company sublicensed UMK-121 to its wholly owned subsidiary THOR BioPharma.  The Company is required to pay $105,000 to the University and the University will absorb all other costs associated with the study. The Company has agreed to pay a 3% net royalty to the Foundation in the event of commercialization of UMK-121.  On December 27, 2011, the Company announced that it had completed payment of the $105,000 to the University.~~

~~This trial was to commence in the first quarter of 2012. On April 10, 2012, the University of Miami terminated the Research Agreement between the University and the Company by delivering written notice of the termination to the Company. The $105,000 that was paid by the Company was returned. The Company is currently interviewing other institutions to conduct this trial. The Company believes that the technology has applications in treating kidney, cardiac and lung diseases as well although very little work has been done in those areas.~~

Financial Operations Overview

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $ ~~7,025,932~~  6,281,334 that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section   382, and we could be subject to the alternative minimum tax, thereby potentially diminishing the value to us of this tax asset.

~~33~~ 47

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

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.

Operating segment data for the three months ended March 31, 2012 is as follows:

~~2012~~	Stem-Cell/Thor			Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	~~$-~~ $ -		$2,290
Cost of sales	$ -			$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -		$1,705
Operating expenses	$2, ~~124,303~~ 218,882			$-	$-	~~$ -~~  $-	$-	$2, ~~124,303~~  218,882
Depreciation and amortization	$9,535	$ -	$ -	$ -	~~$~~  $85,047		$94,582
Other income (expense)	$ ~~26,395~~ 958,540			($925)	$ -	($37)	($446)	$ ~~24,987~~ 957,132
Net income (loss)	~~$(2,107,443~~ ($1,175,295)	($925)	$1,705	($37)	($85,493)		($ ~~2,192,193~~ 1,260,045)
Segment assets	$4,034,953			~~(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.~~ $1,500	$211,681	$-	$2,749,862	$6,997,996

~~2011~~	~~Stem-Cell~~		~~Proteoderm~~		~~Sperm Bank~~	~~PRTMI & PRTMI RD(1)~~	~~StromaCel/ XGen~~			~~Total~~
~~Sales~~	~~$ -~~		~~$ -~~		~~$8,165~~ 	~~$ -~~	~~$-~~		~~$8,165~~
~~Cost~~ Fixed Assets, net of ~~sales~~ depreciation	$  ~~-~~ 20,773	$ -	$ ~~3,379~~ -		$ -	$ -			$ ~~3,379~~  20,773

PRTMI RD is a wholly-owned subsidiary of PRTMI.

2011	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$8,165	$ -	$-	$8,165
Cost of sales	$ -	$ -	$3,379	$ -	$ -	$3,379
Gross profit	$ -	$ -	$4,786	$ -	$ -	$4,786
Operating expenses	$170,938	$-	$20,094	$ -	$-	$191,032
Depreciation and amortization	$8,858	$ -	$ -	$ -	$ 85,047	$93,905
Other income (expense)	($17,980)	($914)	$ -	($37)	($442)	($19,373)
Net income (loss)	$(197,776)	($914)	($15,308)	($37)	($86,489)	($299,524)
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

~~34~~

~~Three Months Ended March 31~~

~~2012~~

      ~~2011                          $ Change                  % Change~~

~~Wage and wage related costs                                 $       95,279               $        66,079                $        29,192                         44.2~~

~~Professional fees~~

            ~~1,997,005                        79,779                      1,917,226                   2,403.2~~

~~Insurance costs                                                                       -                                   1,458                          (1,458)                    (100.0)~~

~~Rent – building and equipment                                             -                                   4,882                          (4,882)                    (100.0)~~

~~Travel and related                                                              16,782                               11,487                             5,295                        46.1~~

~~Miscellaneous expenses                                                   15,237                            27,285                         (12,048)                     (44.2)~~

~~Depreciation and amortization                                         94,582                            93,905                               677                           0.7~~

~~Stock based compensation                                                     -                                 -                                      -                           100.0~~

      ~~-----------------              -------------------            -------------------         ----------------~~

~~Total~~

      ~~$     2,218,885             $         284,883             $      1,934,002                       678.9~~

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $29,192 (44.2%), due to an increase in wages and wage related expenses as the Company increased personnel as a result of the private placement.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended March 31, 2012 versus the same period last year by $1,917,226 (2,403.2%) due to: an increase of $224,900 in common shares issued for services rendered, and for professional fees related to the private placement in the three months ended March 31, 2012 which includes fees earned by the placement agent of $267,249 in cash ~~cash~~ paid out of closing, and $1,293,509 in value of the Series E Preferred Stock Warrant.

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

~~35~~ 50

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

~~38~~

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

On April 24, 2012, the Company was served with a subpoena from the United States Securities and ~~Exchange~~ Exchange Commission pursuant to a formal investigation “In the Matter of Proteonomix, Inc. HO-11836”.

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

Date: September 20 ~~June 13~~ , 2012

~~41~~