Form 10-Q/A
period 2012-06-30
PROTEONOMIX, INC.
filed 2012-09-24
CIK 1469559

+++

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q /A

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

Registrant’s Telephone Number, Including Area Code: (855) 467-7682 ~~(973) 949-4195~~

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

6

   Notes to Condensed Consolidated Financial Statements

7

   ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

   AND RESULTS OF OPERATIONS

2 5 ~~4~~

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

42 ~~35~~

    ITEM 4. CONTROLS AND PROCEDURES

43 ~~35~~

PART II.  OTHER INFORMATION

44 ~~36~~

   ITEM 1.

LEGAL PROCEEDINGS

44 ~~36~~

   ITEM 1A.

RISK FACTORS

44 ~~36~~

   ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

45 ~~36~~

   ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND CONVERTIBLE NOTES

45 ~~36~~

   ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

45 ~~36~~

   ITEM 5.

OTHER INFORMATION

45 ~~37~~

   ITEM 6.

EXHIBITS

45 ~~37~~

   SIGNATURES

46 ~~38~~

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets (USD $)
	6/30/2012		12/31/2011
Statement of Financial Position
Assets
Cash and cash equivalents	$ 2,398,357		$ 13
Accounts receivable, net	-		20,763
Inventory	-		191,490
Prepaid expenses	385,000		18,000
Property and equipment, net	31,885		22,779
Intangible assets, net of amortization	274,193		253,050
Intellectual Property License, net of amortization	2,664,818		2,834,909
Total assets {sum}	$ 5,754,253		$ 3,341,004

Liabilities and Stockholders' Deficit
Obligation to issue common stock	$ 1,104,000		$ 1,104,000
Obligation to issue Series D Preferred stock	-		201,539
Derivative liability	405,052
Current portion of notes payable - related parties	599,154		828,956
Current portion note payable	1,500
Current portion of convertible note	1,518,256		1,548,500
Accounts payable and accrued expenses	2,127,378		3,355,605
Total liabilities {sum}	5,755,340		7,038,600
Stockholders' deficit
Preferred stock	598	[3,4,5,6,7,8]	250	[3,4,5,6]
Common stock	7,911	[1,2]	7,686
Additional paid in capital	20,558,749		17,046,337
Accumulated deficit	(20,568,345)		(20,751,869)
Total stockholders' deficit {sum}	(1,087)		(3,697,596)
Total liabilities and stockholders' deficit {sum}	$ 5,754,253		$ 3,341,004

[1] $.001 par value Authorized, 240,000,000 shares; issued 7,910,556 shares
[2] $.001 par value Authorized, 240,000,000 shares; issued 7,685,556 shares
[3] $.001 par value Authorized 10,000,000 shares:
[4] Series A issued 200,000 shares
[5]Series B issued 6 shares
[6]Series C issued 50,000 shares
[7]Series D issued 344,000
[8]Series E issued 3,804

Income Statement
	01/01/2012 to 6/30/2012	01/01/2011 to 06/30/11	04/01/2012 to 06/30/12	04/01/2011 to 06/30/2011
Income Statement
Revenues	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:
Wages and wage related expenses	268,985	131,354	173,706	65,267
Professional, consulting and marketing fees	2,312,479	65,237	327,441	13,758
Research and development	258,140	209,695	136,815	107,939
Other general and administrative expenses	133,403	76,070	118,166	42,098
Depreciation and amortization	3,529	19,189	1,526	10,332
Total Operating Expenses	2,976,536	501,545	757,654	239,394

Loss before other expenses	(2,976,536)	(501,545)	(757,654)	(239,394)
Forgiveness of payables	838,581	-	794,768	-
Fair value of derivative liability	2,342,152	-	1,410,007	-
Interest income (expense), net	(32,802)	(38,855)	(13,977)	(19,482)
Provision for Income Taxes	-	-	-	(54)
Discontinued operations
Gain on disposal of subsidiary	10,424	-	10,424	0
Gain(loss) from discontinued operations	1,705	(33,270)	-	(15,308)
Net Gain (loss) from discontinued operations	12,129	(33,270)	10,424	(15,308)
Net Income (Loss)	183,524.00	(573,670.00)	1,443,568.00	($274,238)
Net loss applicable to common shares	$0.02	($0.10)	$0.18	($0.04)
Net loss per basic and diluted shares	$0.00	($0.00)	$0.00	($0.00)
Weighted average number of common shares outstanding (basic)	7,846,957	5,832,592	7,888,029	6,294,347
Weighted average number of common shares outstanding (Diluted)	7,846,957	5,832,592	7,888,029	6,294,347

Statements of cash flows
	1/01/2012 to 6/30/2012	1/01/2011 to 6/30/2011
Statements of cash flows

Cash flows from operating activities:
Net loss	$ 183,524	$ (540,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,040	189,284
Consulting services rendered for convertible note	82,006	-
Common stock issued for consulting services and prepaid expenses	253,250	20,600
Preferred warrants issued to placement agent	1,293,509	-
Fair value adjustment on derivative liability	(2,342,142)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable	20,763	-
(Increase) decrease in inventory	191,490	-
Decrease in prepaid expenses	(293,000)	-
Increase in derivative liability	405,052	-
Increase in accounts payable and accrued expenses	(1,048,998)	499,192
Net cash (used in) operating activities {sum}	(1,065,506)	168,676
Cash flows from investing activities:
Acquisition of equipment	(12,635)	-
Patent fees	(36,569)	(9,560)
Net cash (used in) investing activities {sum}	(49,204)	(9,560)
Cash flows from financing activities
Proceeds received from private placement	3,751,891	-
Proceeds(repayment) from convertible notes payable	(112,250)	-
Advance from related party	1,500	-
Proceeds(repayment) from notes payable - related parties	(129,792)	82,233
Net cash provided by financing activities {sum}	3,511,349	82,233
Discontinued operations
Operating activities	1,705	(240,853)
Net cash flows from disctontinued operations	1,705	(240,853)
Net decrease in cash and cash equivalents	2,398,344	496
Cash and cash equivalents, beginning of period {starting}	13	18
Cash and cash equivalents, end of period {ending}	$ 2,398,357	$ 514
Supplemental cash flow information:
Income taxes	-	-
Interest expense	-	-
Common stock issued for consulting services	253,250	20,600
Deferred financing fees recorded for issuance of warrants	256,762	-
Issuance of Series D Preferred Stock For Obligation to issue Series D Pref. shares	201,539	-
Issuance of Series D Preferred Stock in conversion of convertible note	100,000	-
Common stock issued for prepaid consulting services	660,000	48,000

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

Going Concern

. During the six-month period ended June 30, 2012, the Company spent most of their time furthering the research and development of their core technology.  The Company has not produced sufficient funds for profitable operations and have incurred significant operating losses since inception. In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. We anticipate revenues to commence on our cosmeceutical products by the end of 2012 on these products. We have outstanding trade and accrued payables of $ 2,127,378 ~~2,710,490~~ including accrued salaries due to our management of,$1,732,500, and loans from our Chief Executive Officer’s of $588,797.

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses from operations aggregating $2,976,536 ~~of $399,588 (which includes a gain from discontinued operations of $12,129)~~ and $501,545 ~~$573,670~~ for the six months ended June 30, 2012 and 2011 respectively.  In addition, the Company has a working capital deficit in the amount of $ 2,971,983 ~~3,555,095~~ as of June 30, 2012. The Company has continued to develop its pre-clinical-stage therapeutic agents and various treatments utilizing stem cell treatments. For the six months ended  June 30, 2012 , the Company also reduced accounts payables by $838,581, recognized a Fair value of derivative liability aggregating $2,342,152, interest income net aggregated $32,802 and the Company had a gain from discontinued operations of $12,129 for a net income of $183,524.

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

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. Certain of these costs may be reduced by government grants and investment tax credits where applicable. The Company has never had any government grants or investment tax credits. Or the six months ended June 30, 2012 and 2011, the Company has an aggregate of $25 8,144 ~~7,666~~ and $209,695 respectively.

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

June 30, 2012

June 30, 2011

Net loss

  $  183,524

~~(411,717)~~

 $  (573,670)

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

Inventory

Inventory was valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. All remaining inventory as of March 31, 2012 of $190,905 which consisted of donor’s sperm samples were sold in the disposition of The Sperm Bank of New York, Inc..

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

~~16~~

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

Net operating losses

$ 7,311,228

Valuation allowance

(7,311,228)

$

-

At June 30, 2012, the Company had a net operating loss carry-forward in the amount of $ 20,568,345 ~~21,151,457~~ available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2012 and 2011 is summarized as follows:

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

Operating segment data for the six months ended June 30, 2012 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank (Discontinued)	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$ -	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$ 2,976,536 ~~2,787,490~~	$-	$-	$-		$ 2,976,536 ~~2,787,490~~
Depreciation and amortization	$18,955	$ -	$ -	$ -		$$18,955
Other income (expense)	$ 3,147,931 ~~235,734~~	~~($1,850)~~	$ -	~~($75)~~	~~($718)~~	$ 3,147,931 ~~233,091~~
Net income (loss)	$304,5 ~~,045~~ 79 ~~($278,532)~~	($1,850)	$51,678	($75)	($170,81 0 ~~3~~ )	($ 183,523 ~~399,588~~ )
Segment assets	$2,928,079 ~~$2,887,935~~	$201,500	$-	$-	$ 2,624,675 ~~2,664,815~~	$5,754,25 4 ~~0~~
Fixed Assets, net of depreciation	$31,885	$ -	$ -	$ -	$ -	$31,885

PRTMI RD is a wholly-owned subsidiary of PRTMI.

Operating segment data for the six months ended June 30, 2011 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$11,979	$ -	$ -	$11,979
Cost of sales	$ -	$ -	$7,161	$ -	$ -	$7,161
Gross profit	$ -	$ -	$4,818	$ -	$ -	$4,818
Operating expenses	$312,262	$-	$38,087	$-	~~$-~~ $170,095	$ ~~350,349~~ 520,444
Depreciation and amortization	$19,189	$ -	$ -	$ -	$ ~~170,095~~ -	$ ~~189,284~~ 19,189
Other income (expense)	($36,053)	($1,840)	$ -	($74)	($888)	($38,855)
Net (loss)	($367,054)	($1,840)	($33,269)	($74)	($170,983)	($573,670)
Segment assets	$306,738	$-	$206,341	$-	$3,005,004	$3,573,815
Fixed Assets, net of depreciation	$27,353	$ -	$ -	$ -	$ -	$27,353

(1)

PRTMI RD is a wholly-owned subsidiary of PRTMI.

~~Operating segment data for the six months ended June 30, 2011 is as follows:~~

	~~Stem-Cell/Thor~~	~~Proteoderm~~	~~Sperm Bank~~	~~PRTMI & PRTMI RD(1)~~	~~StromaCel/ XGen~~	~~Total~~
~~Sales~~	~~$ -~~	~~$ -~~	~~$11,979~~	~~$ -~~	~~$ -~~	~~$11,979~~
~~Cost of sales~~	~~$ -~~	~~$ -~~	~~$7,161~~	~~$ -~~	~~$ -~~	~~$7,161~~
~~Gross profit~~ 	~~$ -~~	 ~~$ -~~	~~$4,818~~	~~$ -~~	~~$ -~~	~~$4,818~~
~~Operating expenses~~	~~$312,262~~	~~$-~~	~~$38,087~~	~~$-~~	~~$170,095~~	~~$520,444~~
~~Depreciation and amortization~~ 	~~$19,189~~	~~$ -~~	~~$ -~~	~~$ -~~	 ~~$-~~	~~$19,189~~
~~Other income (expense)~~	~~($36,053)~~	~~($1,840)~~	~~$ -~~	~~($74)~~	~~($888)~~	~~($38,855)~~
~~Net (loss)~~	~~($367,054)~~	~~($1,840)~~	~~($33,269)~~	~~($74)~~	~~($170,983)~~	~~($573,670)~~
~~Segment assets~~	~~$306,738~~	~~$-~~	~~$206,341~~	~~$-~~	~~$3,005,004~~ 	~~$3,573,815~~
~~Fixed Assets, net of depreciation~~	~~$27,353~~	 ~~$ -~~	~~$ -~~	~~$ -~~	~~$ -~~	~~$27,353~~

~~(2)~~

~~PRTMI RD is a wholly-owned subsidiary of PRTMI.~~

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

Note 15 Subsequent events

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

Subsequent to the date of the financial statements, the Company filed an IND application with the FDA. On August 13, 2012, the Company received confirmation from the FDA that the Company would be allowed to proceed with the Phase I clinical trail of its UMK-121 combination drug therapy for ESLD pat ~~i~~ ents.

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

With the above in mind, on May 4, 2010, Proteonomix licensed from the McNiece-Cohen Foundation the Stromal Cell technology (“Technology”) for potential therapeutic use in the regrowth of damaged cardiac cells after a heart attack.  The McNiece-Cohen Foundation was formed by Proteonomix President, Michael Cohen, and its Chief Scientific Officer and Vice-President, Ian McNiece, PhD to develop cellular technology for patients who have suffered myocardial infarctions.The term of this License commenced May 4, 2010 and, unless sooner terminated, terminates as to individual patent rights in each jurisdiction where such rights may exist upon the expiration of the patent rights in each individual country. Upon expiration in a given jurisdiction, Proteonomix shall continue to have a license on the same terms as prior to patent expiration, except that such license shall be fully paid, perpetual, irrevocable and nonexclusive. To date no payments have been made to the Foundation pursuant to this License.

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

On June 18 ~~__~~ , 2012, the Company entered into an Exclusive License Agreement with Ian McNiece, the Company’s Chief Scientific Officer (the “Licensor”). Under the terms of the Exclusive License Agreement, the Licensor hereby grants to the Company an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses to the Technology, Licensed Products, Licensed Improvements and Patents as noted in the agreement.

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

Results of Operations (Continuing and Discontinued)

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating segment data for the six months ended June 30, 2012 is as follows:

	Stem-Cell/Thor	Proteoderm	Sperm Bank (Discontinued)	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$2,290	$ -	$ -	$2,290
Cost of sales	$ -	$ -	$585	$ -	$ -	$585
Gross profit (loss)	$ -	$ -	$1,705	$ -	$ -	$1,705
Operating expenses	$2,976,536	$-	$-	$-		$2,976,536
Depreciation and amortization	$18,955	$ -	$ -	$ -		$$18,955
Other income (expense)	$3,147,931		$ -			$3,147,931
Net income (loss)	$304,579 ~~3,04579~~	($1,850)	$51,678	($75)	($170,810)	($183,523)
Segment assets	$2,928,079	$201,500	$-	$-	$2,624,675	$5,754,254
Fixed Assets, net of depreciation	$31,885	$ -	$ -	$ -	$ -	$31,885

PRTMI RD is a wholly-owned subsidiary of PRTMI.

~~The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.~~

~~2012~~	~~Stem-Cell/Thor~~	~~Proteoderm~~	~~Sperm Bank (Discontinued)~~	~~PRTMI & PRTMI RD(1)~~	~~StromaCel/ XGen~~	~~Total~~
~~Sales~~	~~$ -~~	~~$ -~~	~~$2,290~~ 	~~$ -~~	~~$-~~	~~$2,290~~
~~Cost of sales~~	~~$ -~~	~~$ -~~	~~$585~~	~~$ -~~	 ~~$ -~~	~~$585~~
~~Gross profit~~ 	~~$ -~~	~~$ -~~	~~$1,705~~	~~$ -~~ 	~~$ -~~	~~$1,705~~
~~Operating expenses~~	~~$2,830,405~~	~~$-~~	~~$-~~	~~$ -~~ 	~~$170,095~~	~~$3,000,500~~
~~Depreciation and amortization~~ 	~~$18,955~~	~~$ -~~	~~$ -~~	~~$ -~~ 	~~$ -~~	~~$18,955~~
~~Other income (expense)~~	~~$235,734~~	~~($1,850)~~	~~$ -~~	~~($75)~~ 	~~($718)~~	~~$233,091~~
~~Net income (loss)~~	~~$(2,613,626)~~	~~($1,850)~~	~~$1,705~~	~~($75)~~ 	~~($170,813)~~	~~($2,784,659)~~
~~(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.~~

2011	Stem-Cell	Proteoderm	Sperm Bank	PRTMI & PRTMI RD(1)	StromaCel/ XGen	Total
Sales	$ -	$ -	$11,979	$ -	$-	$11,979
Cost of sales	$ -	$ -	$7,161	$ -	$ -	$7,161
Gross profit	$ -	$ -	$4,818	$ -	$ -	$4,818
Operating expenses	$312,262	$-	$388,087	$ -	$170,095	$520,444
Depreciation and amortization	$19,189	$ -	$ -	$ -	$ -	$19,189
Other income (expense)	($36,053)	($1,840)	$ -	($74)	($888)	($38,855)
Net income (loss)	$(367,054)	($1,840)	($33,269)	($74)	($170,983)	($573,670)
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

Operating Expenses and Depreciation.  Operating expenses and depreciation for the six months ended June 30, 2012, increased $2, 475,082 ~~479,876~~ (4 93.6 ~~59.6~~ %) to $ 2,976,536 ~~3,019,455~~ for 2012 as compared to $5 01,454 ~~39,579~~ for the same period in 2011. The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month period ended June 30.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change

Wage and wage related costs	$ 268,985	$ 131,354	$ 137,631	104.8
Professional consulting and marketing fees	2,312,479	65,237	2,247,242	3,444.7
Research and development	258,140	209,695	48,445	23.1
Insurance costs	8,479	3,885	4,594	118.2
Rent - building and equipment	2,500	18,195	(15,695)	(86.3)
Travel and related	-	14,394	(14,394)	(100.0)
Miscellaneous expenses	122,424	39,505	82,919	209.9
Depreciation and amortization	3,529	19,189	(15,660)	(81.6)
Total	$ 2,976,536	$ 501,454	$ 2,475,082	493.6

	Six Months Ended June 30,
	2012	2011	2010

	268985	131354
Professional consulting and marketing fees	2312479	65237
Research and development	258140	209695
	8479	3885
	2500	18195
	0	14394
	122424	39505
	3529	19189

Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $137,631  ~~(44.2%)~~ , due to an increase in wages and wage related expenses as the Company increased personnel as a result of the private placement.

Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the six months ended June 30, 2012 versus the same period last year by $2 ,247,242 ~~,231,783~~ due to: an increase of $238,650 in common shares issued for services rendered, and for professional fees related to the private placement in the three months ended March 31, 2012 which includes fees earned by the placement agent of $267,249 in cash paid out of closing, and $1,293,509 in value of the Series E Preferred Stock Warrant.

Research and development costs represent costs related to developing the Company’s technology. These costs include consulting fees, license fees, travel costs and amortization of the license fees. These costs increased $4 8,445 ~~7,971~~  in the six months ended June 30, 2012 from $209,695 in 2011 to $25 8,140 ~~7,666~~  in 2012.

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

Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the six months ended June 30, 2012 was $ 3,147,931 ~~2,564,819~~ compared to other expense of $38,855 for the same period last year. The increase in other income from 2011 of $ 3,109,076 ~~2,603,674~~ is mostly the result of the forgiveness of payables related to the settlement of certain payables aggregating $ 838,581 ~~255,469~~ , which  includes $12,129 in the gain on disposition of SBNY, interest income of $32,802 recognition of an adjustment for the fair value of derivative liability of $2,342,152.

Net Loss and Net Loss per Share.  Net income ~~loss~~ for the six months ended June 30, 2012 was $183,524 ~~$399,588~~ , compared to a loss of $573,670 for the same period in 2011, for an reduction in  net loss of $ 757,194 ~~174,082~~ .. Net profit ~~loss~~ per share for the six months ended June 30, 2012 was $0.0 2 ~~5~~ compared to a loss per share of  $0.10 in the same period for 2011, based on the weighted average shares outstanding of 7,846,957 and 5,832,592, respectively. The increased net profit ~~loss~~ for the six months ended June 30, 2012 compared to the same period in 2011 arose from the following: (i) decreased net revenue of $10,274, (ii) decreased cost of sales of $6,576, (iii) increased salary and benefit costs of $47,971, (iv) increased professional fees of $2,231,783, (v) an increase in research and development costs of $47,971, (vi) an increase in insurance costs of $4,594, (vii) decreased travel and entertainment costs of $14,394, (viii) an increase in miscellaneous costs of $19,616, (ix) a decrease in rent expense of $15,695, (x) decreased depreciation expense of $234, and (xi) an increase in other net non-operating income of $271,946.

~~Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011 (Continuing and Discontinued)~~

~~The following analysis reflects the condensed consolidated results of operations of Proteonomix, Inc. and its subsidiaries.~~

~~2012~~	~~Stem-Cell/Thor~~	~~Proteoderm~~	~~Sperm Bank (Discontinued)~~	~~PRTMI & PRTMI RD(1)~~	~~StromaCel/ XGen~~	~~Total~~
~~Sales~~	~~$ -~~	~~$ -~~	~~$-~~ 	~~$ -~~	~~$-~~	~~$-~~
~~Cost of sales~~	~~$ -~~	~~$ -~~	~~$-~~	~~$ -~~	 ~~$ -~~	~~$-~~
~~Gross profit~~ 	~~$ -~~	~~$ -~~	~~$-~~	~~$ -~~ 	~~$ -~~	~~$-~~
~~Operating expenses~~	~~$706,102~~	~~$-~~	~~$-~~	~~$ -~~ 	~~$85,048~~	~~$791,150~~
~~Depreciation and amortization~~ 	~~$9,420~~	~~$ -~~	~~$ -~~	~~$ -~~ 	~~$ -~~	~~$9,420~~
~~Other income (expense)~~	~~$209,339~~	~~($925)~~	~~$ -~~	~~($38)~~ 	~~($272)~~	~~$208,104~~
~~Net income (loss)~~	~~$(506,183)~~	~~($925)~~	~~$-~~	~~($38)~~ 	~~($85,320)~~	~~($592,466)~~
~~(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.~~

~~2011~~	~~Stem-Cell~~	~~Proteoderm~~	~~Sperm Bank~~	~~PRTMI & PRTMI RD(1)~~	~~StromaCel/ XGen~~	~~Total~~
~~Sales~~	~~$ -~~	~~$ -~~	~~$3,814~~ 	~~$ -~~	~~$-~~	~~$3,814~~
~~Cost of sales~~	~~$ -~~	~~$ -~~	~~$3,874~~	~~$ -~~	 ~~$ -~~	~~$3,874~~
~~Gross profit~~ 	~~$ -~~	~~$ -~~	~~($60)~~	~~$ -~~ 	~~$ -~~	~~($60)~~
~~Operating expenses~~	~~$141,324~~	~~$-~~	~~$17,993~~	~~$ -~~ 	~~$85,048~~	~~$244,365~~
~~Depreciation and amortization~~ 	~~$10,331~~	~~$ -~~	~~$ -~~	~~$ -~~ 	~~$-~~	~~$10,331~~
~~Other income (expense)~~	~~($18,073)~~	~~($926)~~	~~$ -~~	~~($37)~~ 	~~($446)~~	~~($19,482)~~
~~Net income (loss)~~	~~$(169,728)~~	~~($926)~~	~~($18,053)~~	~~($37)~~ 	~~($85,494)~~	~~($274,238)~~
~~(1) PRTMI RD is a wholly-owned subsidiary of PRTMI.~~

~~Net Revenues .   Net revenues were $0 for the three month period ended June 30, 2012, compared to $3,814 for the comparable period in 2011, or a decrease of $3,814. The decrease is due to the disposition of SBNY in April 2012.~~

~~41~~ 38

~~Cost of Sales.   Cost of sales for the three months ended June 30, 2012 was $0, compared to $3,874 during the same period in 2011, a decrease of $3,874. The decrease is due to the disposition of SBNY in April 2012.~~

~~Operating Expenses and Depreciation.   Operating expenses and depreciation for the three months ended June 30, 2012, increased $545,874 (214.3%) to $800,570 for 2012 as compared to $254,696 for the same period in 2011. The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month period ended June 30.~~

~~Three Months Ended June 30,~~
	~~2012~~	~~2011~~	~~$ Change~~	~~% Change~~

~~Wage and wage related costs~~	 ~~$ 173,706~~ 	 ~~$ 65,267~~ 	 ~~$ 108,439~~ 	~~166.1~~
~~Professional fees~~ 	 ~~326,966~~ 	 ~~34,115~~ 	 ~~292,851~~ 	~~858.4~~
~~Research and development costs~~	 ~~228,890~~ 	 ~~107,939~~ 	 ~~120,951~~ 	~~112.1~~
~~Insurance costs~~	 ~~8,479~~ 	 ~~2,427~~ 	 ~~6,052~~ 	~~249.4~~
~~Rent - building and equipment~~	 ~~2,500~~ 	 ~~13,313~~ 	 ~~(10,813)~~	~~(81.2)~~
~~Travel and related~~	 ~~-~~ 	 ~~2,358~~ 	 ~~(2,358)~~	~~(100.0)~~
~~Miscellaneous expenses~~	 ~~50,609~~ 	 ~~18,945~~ 	 ~~31,664~~ 	~~167.1~~
~~Depreciation and amortization~~	 ~~9,420~~ 	 ~~10,332~~ 	 ~~(912)~~	~~(8.8)~~
 ~~Total~~	 ~~$ 800,570~~ 	 ~~$ 254,696~~ 	 ~~$ 545,874~~ 	~~214.3~~

~~Three Months Ended June 30,~~
	~~2012~~	~~2011~~	~~2010~~

	~~173706~~	~~65267~~
~~Professional fees~~ 	~~326966~~	~~34115~~
~~Research and development costs~~	~~228890~~	~~107939~~
	~~8479~~	~~2427~~
	~~2500~~	~~13313~~
	~~0~~	~~2358~~
	~~50609~~	~~18945~~
	~~9420~~	~~10332~~

~~Wage and wage related costs, which includes salaries, commissions, taxes and benefits, increased $108,439 (166.1%), due to an increase in wages and wage related expenses as the Company increased personnel as a result of the private placement.~~

~~Professional fees include legal, accounting, stock transfer agent, SEC filing, and general consulting fees. Professional fees increased for the three months ended June 30, 2012 versus the same period last year by $292,851 (858.4%) due to: an increase of $13,750 in common shares issued for services rendered, and for professional fees related to investor relations, consulting and legal fees for their technology as well as for protection regarding the SEC subpoena.~~

~~Research and development costs represent costs related to developing the Company’s technology. These costs include consulting fees, license fees, travel costs and amortization of the license fees. These costs increased $120,951 (112.1%) in the three months ended June 30, 2012 from $107,939 in 2011 to $228,890 in 2012.~~

~~Insurance costs in the three months ended June 30, 2012, were $8,479 compared to $2,427 for the same period in 2011, an increase of $6,052 (249.4%). The increase is attributed to the increase in policy limitations and the policy for D & O insurance. This policy was renewed in April 2012.~~

~~Rent decreased by $10,813 (81.2%) to $2,500 in the three months ended June 30, 2012, as compared to $13,313 for the same period in 2011, due to the Company’s relocation of their corporate offices and the ceasing of rent associated with their sperm bank operations.~~

~~Travel expense for the three months ended June 30, 2012 of $0 compared to the same period for 2011 of $2,358, or a decrease of $2,358 (100%). The decrease in travel is related to all of the travel costs in 2012 related to research and development activities.~~

~~Miscellaneous expense increased by $13,335 (72.1%) to $31,842 for the three months ended June 30, 2012, as compared to $18,507 for the same period in 2011. The increase was due to the Company’s private placement which enabled them to ramp up development again.~~

~~Depreciation expense in our operating expenses for the three months ended June 30, 2012 of $94,468 compared to the same period for 2011 of $95,379 decreased marginally as a result of the completion of the depreciation of certain depreciable assets.~~

~~The Company measures employee stock option expense in based on the Black-Scholes fair value as outlined above in accordance with ASC 718-10. ASC 718-10 requires the recognition of all share-based payments to employees or to non-employee directors, as compensation for service on the Board of Directors, as compensation expense in the consolidated financial statements. The amount of compensation is measured based on the estimated fair values of such stock-based payments on their grant dates, and is amortized over the estimated service period to vesting.  Consulting expense for stock-based payments to consultants is based on the fair value of the stock-based compensation at inception and amortized over the estimated service period but, in accordance with ASC 505-50, is remeasured on each reporting date until the performance commitment is complete.~~

~~Other Income (Expense). Other income (expense) includes interest income, interest expense and other non-operating income. Other income for the three months ended June 30, 2012 was $208104 compared to other expense of $19,482 for the same period last year. The increase in other income from 2011 of $227,586 is mostly the result of the forgiveness of debt related to the settlement of certain outstanding payables of $211,657.~~

~~Net Loss and Net Loss per Share.   Net loss for the three months ended June 30, 2012 was $592,466, compared to $274,238 for the same period in 2011, for an increased net loss of $318,228. Net loss per share for the three months ended June 30, 2012 was $0.08 compared to $0.04 in the same period for 2011, based on the weighted average shares outstanding of 7,888,029 and 6,294,347, respectively. The increased net loss for the first quarter of 2012 compared to the same period in 2011 arose from the following: (i) decreased net revenue of $3,814, (ii) decreased cost of sales of $3,874, (iii) increased salary and benefit costs of $108,439, (iv) increased professional fees of $292,851, (v) an increase in research and development costs of $120,951, (vi) an increase in insurance costs of $6,052, (vii) decreased travel and entertainment costs of $2,358, (viii) an increase in miscellaneous costs of $13,335, (ix) a decrease in rent expense of $10,813, (x) decreased depreciation expense of $911, and (xi) an increase in other net non-operating income of $227,586~~ ..

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

Net Cash Used in Operations

Net cash used in operating activities for the six months ended June 30, 2012, was $1,065,506, compared with net cash provided by operating activities of $168,676 during the same period for 2011, or an increase in the use of cash for operating activities of $896,830. The decrease in the use of cash is due to: (i) increased net (loss) from continuing operations of $399,588 offset by the value of the preferred stock warrants issued to the placement agent of $1,293,509, a decrease in prepaid expenses of $293,000 and a decrease  in accounts payable of $ 1,048,998 ~~465,886~~ ..

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

At June 30, 2012, we had a working capital deficit of $ 2,971,983 ~~3,555,095~~ , compared with a working capital deficit at December 31, 2011 of $6,808,334, a decrease in working capital deficit of $ 3,836,351 ~~3,253,239~~ .. As of June 30, 2012, the Company had cash and cash equivalents of $2,398,357 as compared to $0 on December 31, 2011 (from continuing operations). The increase in cash is the net result of our operating, investing and financing activities outlined above. Effective April 1, 2012 our revenue generating activities and only operating subsidiary was sold. This subsidiary had not produced sufficient funds for profitable operations, and we have incurred operating losses since inception. Accordingly, we have continued to utilize the cash raised in our financing activities to fund our operations. In addition to raising cash through additional financing activities, we may supplement our future working capital needs through the extension of trade payables, although we have repaid some of these, and we have had increases in accrued expenses, most notably payroll to our management. We have started paying management as they have ramped up their efforts in the development of our core technology as a result of the financing that occurred in March 2012. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

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

Financial Condition, Going Concern Uncertainties and Events of Default

During the six months ended June 30, 2012, Proteonomix’ entered the development stage, and prior to that the revenue generating activities had not produced sufficient funds for profitable operations and we have incurred operating losses since inception. In view of these matters, realization of certain of the assets in the Company’s consolidated balance sheet is dependent upon continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing on acceptable terms, and the success of future operations. Also, we have outstanding trade and accrued payables of $ 2,127,378 ~~2,710,490~~ including accrued salaries due to our management of $1,732,500. Also, our Senior Officer’s net outstanding loans were $599,164. The Company did close on a private placement during March 2012, which netted them approximately $3,500,000. These funds will be utilized in the continuance of the development of the Company’s technology and repay certain long outstanding payables.

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

Date: September ~~August~~ 2 4 ~~0~~ , 2012